Form 10-Q/A
period 1995-12-31
TRACKER CORP OF AMERICA
filed 1996-06-20
CIK 789853

Date Filed:  June 3, 1996

                                   FORM 10-QA

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  DECEMBER 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ...........to .............

         Commission file number  0-24944

                       THE TRACKER CORPORATION OF AMERICA
               --------------------------------------------------
               (Exact name of Registrant as specified in charter)


           DELAWARE                                             86-0767918
- - -------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)


180 DUNDAS STREET WEST, TORONTO, ONTARIO, CANADA                M5G 1Z8
- - ------------------------------------------------                -------
   (Address of principal executive offices)                    (Zip Code)


                                 (602) 265-7100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                       if changed since last report)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of February 13, 1996, the Registrant had outstanding 5,080,906 shares of common stock, par value $0.001 per share, and 7,271,727 shares of the Registrant's Class B voting common stock, no par value.

                                     PART I

                              FINANCIAL INFORMATION

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q


         The Tracker Corporation of America (the "Registrant") files herewith balance sheets of the Registrant as of December 31, 1995, and March 31, 1995, and the related statements of operations for the three and nine month period ended December 31, 1995 and December 31, 1994, respectively, and the shareholders' equity for the nine month period ended December 31, 1995, and for the period from inception (May 6, 1993) through December 31, 1995 and statement of cash flows for the six month period ended December 31, 1995 and December 31, 1994, respectively, and for the period from inception (May 6, 1993) through December 31, 1995. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-K for the year ended March 31, 1995.

         On July 12, 1994, the Registrant (then called Ultra Capital Corp.) completed a corporate reorganization with The Tracker Corporation ("Tracker Canada"), an Ontario corporation, pursuant to which the Registrant, a Delaware corporation, acquired all voting shares of Tracker Canada in exchange for newly authorized shares of the Registrant's Class B voting common stock representing approximately 90% of the total voting power of the Registrant. The corporate reorganization and several related proposals, including a forward stock split and change in the domicile of the Registrant, were submitted to and approved by the Registrant's shareholders at a special shareholders' meeting held June 30, 1994. Information with respect to the reorganization and such proposals is included in the Registrant's report on Form 10-K for the year ended March 31, 1995 filed on July 31, 1995 and in the Registrant's report on Form 8-K dated July 25, 1994.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Prior to the reorganization discussed in Item 1 above, the Registrant (then Ultra Capital Corp.) had been inactive for the preceding several years and had conducted no significant operations or activities. Tracker Canada, which originated the present line of business (i.e., the marketing, sale and operations of an international personal property identification and recovery system), was founded in May 1993. During the period from inception to December 31, 1994, the Company was engaged in organizational efforts, including the hiring of technical and management personnel. During that time, the Company focused on the research and development of advanced bar code and laser scanning technology, entered into agreements with key suppliers, prepared the business and marketing plan, programmed the software and filed for patent and trademark protection in Canada and the United States. The Registrant is a development stage company that has developed and has begun to market, sell and operate a personal property identification and recovery system. In October 1994, the Company introduced its services in Canada and currently is pursuing a similar rollout in the United States. To date, the Company has generated modest sales and is anticipating additional revenues as the introductory launch in the USA unfolds and the Canadian expansion continues. The Company has been unprofitable since inception and expects to continue to incur losses for the next 2 quarters.

         As of December 31, 1995, the Company had an accumulated deficit of $11,802,717 (as at March 31, 1995 the Company had an accumulated deficit of $7,112,008). The Company has financed its research and development activities and operations primarily through the sale of a series of private placements of 15% one-year convertible subordinated debentures aggregating a total of $1,905,000 and total of 1,810,000 shares of authorized but restricted common stock in two private placement offerings on March 15, 1995 for 500,000 shares for total gross proceeds to the Registrant of $350,000 and on May 1, 1995 for 250,000 shares for total gross proceeds to the Registrant of $250,000 as well as offerings pursuant to Regulation S under the Securities Act of 1933 (the "Securities Act") on September 16, 1994 for 785,000 shares (200,000 shares of which were returned to the Company, leaving a balance of 585,000 shares) for net gross proceeds to the Registrant of $2,351,700, in the form of cash and prepaid media relation services and on February 9, 1995 for 275,000 shares for total gross proceeds to the Registrant of $550,000 to three separate overseas buyers and on July 11, 1995 for 200,000 shares for proceeds to the Registrant of $83,000. Additionally, since March 31, 1995, the Company's wholly-owned subsidiary (Tracker Canada), has sold a total of 849,803 exchangeable preference shares, through the conversion of warrants, for total gross proceeds to Tracker Canada of $619,166. The Company has introduced its service in a test market in Toronto, Canada and is slowly continuing to expand its service throughout Canada over the next year. The Company has just recently begun its testing within the USA marketplace. The Company is currently airing its test TV commercials in 17 different States and has begun to introduce its services to various communities within the USA through the use of telemarketers and network referral marketers. While management believes there's a substantial market for its service, no assurance can be given that the Company will achieve any significant take up rates and revenues therefrom.

RESULTS OF OPERATIONS

         During the three and nine month periods ended December 31, 1995, the Company incurred a net loss of $1,556,807 and $4,690,709, respectively ($1,755,469 and $4,084,386 for the three and nine month periods ended December 31, 1994, respectively), which included developmental costs in the amounts of $1,569,373 and $4,729,475, respectively ($1,759,872 and $4,088,789 for the three and nine month periods ended December 31, 1994, respectively), consisting of $131,478 and $466,706, respectively ($186,444 and $479,237 for the three and nine month periods ended December 31, 1994, respectively) for operations, $62,043 and $198,964, respectively ($104,153 and $368,009 for the three and nine month periods ended December 31, 1994, respectively) for information systems, $431,905 and $535,452, respectively ($806,357 and $1,642,124 for the three and nine month periods ended December 31, 1994, respectively) for sales and marketing and $943,947 and $3,528,353, respectively ($662,918 and $1,599,419 for the three and nine month periods ended December 31, 1994, respectively), for general and administrative costs.

         Included in the deficit for the quarter ended December 31, 1995 are non-operating expenditures in the amount of (1) $270,135 for investor media and public relations services, (2) $138,000 for legal and audit & tax professional costs associated with the Company entering the process of filing a required registration statement on Form S-1 with the Securities and Exchange Commission,
(3) $68,003 in interest expense incurred as a result of raising capital through convertible debentures, (4) $421,838 of ongoing costs reflecting non-cash outlays and monthly adjustments for prepaid expenditures being utilized and expensed, which include (a) $349,076 associated with the development of our direct selling commercial through our contract with The L.L. Knickerbocker Company and the costs associated with fees to cover our celebrity spokesperson, Angie Dickinson, (b) $53,262 relating to the amortization of rent, and (c) $19,500 associated with the administration services provided under the Centry contract, and (5) $46,375 relating the amortization of deferred charges on the commission incurred from the securing of investors for the Company's Convertable Subordinated Debentures. All other major expense groups have been reduced since the last quarter and the Company is continuing in its efforts to minimize its operating cash "burn" rate.

         Sales revenues are slowly increasing and should continue to do so as the Company begins its launch into the USA marketplace. The reader should be cognizant of the Company's revenue recognition and deferred revenue policy. As described in Note 3, the Company only recognizes that portion of revenue for which the Company's service has been provided. Thus, since the Company currently offers its services in memberships for terms of between 12 to 60 months, revenue is recognized proportionately over the term of the membership as the service is provided. The reader should expect a slow but steady increase on a month to month basis as the Company expands its sales and marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1995, the Company has received approximately $10,009,239 in net proceeds from equity and debt financings as noted in Item 2 - Overview.

         During the nine month period ending December 31, 1995, the Company's cash used in operations was $3,005,782 ($3,971,832 for the year ended March 31, 1995). The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, labels, packaging and marketing and advertising materials plans as well as developing the necessary scanning network and initial sales and promotional commitments leading and subsequent to the Canadian market launch and the buildup for the test launch into the USA marketplace.

         As of December 31, 1995, the Company had total current assets of $945,730 ($1,192,783 at March 31, 1995) consisting of cash in the amount of $177,535 ($107,091 at March 31, 1995), short term investments in the amount of $221,730 ($nil at March 31, 1995), accounts receivable in the amount of $6,743 ($4,981 at March 31, 1995), prepaid expenses and deposits in the amount of $281,040 ($544,432 at March 31, 1995), inventories in the amount of $201,038
($166,003 at March 31, 1995), a note receivable in the amount of $nil ($178,350 at March 31, 1995), and receivables from stockholders in the amount of $57,644 ($191,926 at March 31, 1995). At such date, the Company had deferred charges totaling $139,125 ($nil at March 31, 1995), and net fixed assets totaling $374,533 ($437,147 at March 31, 1995) and long-term investments in the amount of $50,451 ($39,522 at March 31, 1995). As of December 31, 1995, the Company had liabilities of $2,662,981 ($1,446,543 at March 31, 1995), consisting of accounts payable in the amount of $544,995 ($1,101,424 at March 31, 1995), accrued liabilities in the amount of $137,170 ($334,121 at March 31, 1995), deferred revenues in the amount of $75,816 ($10,998 at March 31, 1995) and convertible subordinated debentures in the amount of $1,905,000 ($nil at March 31, 1995).

         For the nine month period ended December 31, 1995, the Company raised capital from the issuance of 849,803 of its wholly-owned subsidiary's (Tracker Canada's) exchangeable preference shares as a result of the exercising of 849,803 warrants for an amount of $619,166 in cash and through the sale of private placements of 15% one-year convertible subordinated debentures aggregating a total of $1,905,000.

         In October 1994, the Company launched its service in the Canadian marketplace. The metropolitan area of Toronto was selected as an appropriate staging ground for the rollout across Canada, which is anticipated to last through the balance of 1996 and into 1997. The Company has recently begun introducing its service in various test cities within the USA via its direct selling commercial and other direct selling marketing programs. Management further anticipates launching the Company's service on a national scale into the United States marketplace throughout 1996 and into 1997. The Company expects to incur substantial additional costs relating to the implementation of its marketing strategy and its business plan. No assurance can be given that the Company will generate revenues sufficient to cover expenses. The Company intends to complete its private placements of 15% one-year convertible subordinated debentures aggregating to a total of $3,000,000 and where necessary sell its equity securities in an effort to raise the required additional funds to meet the Company's operating and capital requirements. No assurance can be given that such additional funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company's business will be materially and adversely affected.

         International operations are subject to inherent risks including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, difficulties in staffing and managing foreign operations and potentially adverse tax consequences. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to market its system on an international basis and on its future operating results.

CAPITAL REQUIREMENTS

         Until such time as revenues generate sufficient cashflows, the Company will continue to require substantial additional capital in order to implement its business plan in the manner contemplated. The acquisition of equipment, establishment of distribution channels and conduct of a comprehensive marketing and advertising campaign are considered key to the Company's success. The Company will require additional debt or equity funding to conduct and complete such activities. Although the Company anticipates the need for substantial additional funding, no assurances can be given that such funding will be available to the Company on acceptable terms or at all. If the Company does not receive sufficient funding on acceptable terms, this could prevent or delay the marketing, sale and operation of the Company's personal property identification and recovery system and could have a material adverse effect on the Company's business, operating results and financial condition. The Company is exploring several equity and debt financing options.

INFLATION

         While inflation has not had a material impact on operating results and management does not expect inflation to have a material impact on operating results, there can be no assurance the business of the Company, on a consolidated basis, will not be affected by inflation in the future.

                                     PART II

                                OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

- - ------------------------------------------------------------------------------------------
Exhibit      SEC                    Title of Document                         Page No.
No.       Reference No.
- - ------------------------------------------------------------------------------------------
1            2            Reorganization Agreement                         Incorporated By
                                                                           Reference*
- - ------------------------------------------------------------------------------------------
2            10           Share Purchase Agreement between The Tracker     Incorporated By
                          Corporation and Page-Direct Ltd. and Marc        Reference**
                          Bombenon and Marc Bombenon Enterprises Ltd. and
                          614593 Alberta Ltd., dated July 29, 1994
- - ------------------------------------------------------------------------------------------
27           27           Financial Data Schedule                          Filed herewith
- - ------------------------------------------------------------------------------------------

* Incorporated by reference from the Registrant's report on Form 8-K dated July 12, 1994 (filed on July 25, 1994) (Commission File No. 2-33368-D).
** Incorporated by reference from the Registrant's report on Form 8-K dated July
   29, 1994 (filed on August 12, 1994 (Commission File No. 2-33368-D) and report on Form 8-K dated June 16, 1995 (filed on June 29, 1995 (Commission File No. 2-33368-D).

REPORTS ON FORM 8-K

         During the quarter ended December 31, 1995, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         Date:  June 3, 1996

                               THE TRACKER CORPORATION OF AMERICA,
                               a Delaware corporation

                               By:   /s/  Mark J. Gertzbein
                                     ------------------------------
                                     Mark J. Gertzbein, Secretary and Treasurer
                                    (Principal Accounting and Financial Officer)

THE TRACKER
CORPORATION
OF AMERICA

(A DEVELOPMENT
STAGE COMPANY)

CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 1995

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Balance Sheet
(Unaudited)

                                                     December 31,        March 31,
                                                        1995               1995
                                                    ------------        -----------
Assets                                                                  (Audited)
Current assets
  Cash and cash equivalents                        $    177,535        $   107,091
  Short term investment                                 221,730                  0
  Accounts receivable                                     6,743              4,981
  Prepaid expenses and deposits                         281,040            544,432
  Inventory                                             201,038            166,003
  Note receivable                                             0            178,350
  Due from shareholders                                  57,644            191,926
                                                   ------------        -----------
    Total current assets                                945,730          1,192,783
                                                   ------------        -----------
Deferred charges                                        139,125                  0
Fixed assets (net)                                      374,533            437,147
Long-term investment                                     50,451             39,522
                                                   ------------        -----------
    Total assets                                   $  1,509,839        $ 1,669,452
                                                   ============        ===========
Liabilities & Shareholders' Equity

Current liabilities
  Accounts payable                                 $    544,995        $ 1,101,424
  Accrued liabilities                                   137,170            334,121
  Deferred revenue                                       75,816             10,998
  Convertible subordinated debentures                 1,905,000                  0
                                                   ------------        -----------
    Total liabilities                                 2,662,981          1,446,543
                                                   ------------        -----------
Commitments (Note 12)

Shareholders' equity
 Preferred stock, $.001 par value, 500,000                    0                  0
 shares authorized, no shares issued and
 outstanding

 Common stock, $.001 par value, 30,000,000
 shares authorized, 3,736,162 shares issued
 and outstanding                                          3,736              2,109

 Class B Voting Common stock, $0.00000007 par                 0                  0
 value, 20,000,000 shares authorized,  7,251,727
 issued and outstanding
Paid-in capital                                      13,267,347          9,707,617
Other capital                                        (2,385,585)        (2,086,685)
Deficit accumulated during development stage        (11,802,717)        (7,112,008)
Cumulative translation adjustment                      (235,923)          (288,124)
                                                   ------------        -----------
    Total shareholders' equity                       (1,153,142)           222,909
                                                   ------------        -----------
    Total liabilities and shareholders' equity     $  1,509,839        $ 1,669,452
                                                   ============        ===========

the accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                             FOR THE PERIOD
                                           ----------------------------------------------------
                                             3 MONTHS ENDED             9 MONTHS ENDED           FROM INCEPTION
                                               DECEMBER 31,               DECEMBER 31,            (MAY 6, 1993)
                                           ----------------------------------------------------     THROUGH
                                              1995          1994         1995          1994       DEC 31,1995
                                         ---------------------------------------------------------------------
Revenue                                    $   22,932    $    4,403    $   67,198    $    4,403    $    77,385
Cost of Goods Sold                             10,366             0        28,432             0         32,461
                                         ---------------------------------------------------------------------
Gross Profit                                   12,566         4,403        38,766         4,403         44,924
                                         ---------------------------------------------------------------------
Development costs
  Operational                                 131,478       186,444       466,706       479,237      1,303,647
  Information systems                          62,043       104,153       198,964       368,009        822,068
  Sales and marketing                         431,905       806,357       535,452     1,642,124      2,879,161
  General and administrative                  943,947       662,918     3,528,353     1,599,419      6,842,765
                                         ---------------------------------------------------------------------
Total development costs                     1,569,373     1,759,872     4,729,475     4,088,789     11,847,641
                                         ---------------------------------------------------------------------
Net loss applicable to common stock       ($1,556,807)  ($1,755,469)  ($4,690,709)  ($4,084,386)  ($11,802,717)
                                         =====================================================================
Loss per share of common stock and
   common stock equivalents
     - Primary                                 ($0.14)       ($0.22)       ($0.45)       ($0.59)       ($1.59)
                                          ====================================================================
     - Fully Diluted                           ($0.11)       ($0.22)       ($0.39)       ($0.59)       ($1.50)
                                          ====================================================================
Weighted average number of shares
   outstanding
      - Primary                            10,834,219     7,944,784    10,418,946     6,970,587     7,424,035
                                          ====================================================================
      - Fully Diluted                      13,793,069     7,944,784    11,986,185     6,970,587     7,869,193
                                          ====================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)

                                                                For 9 months ended           From inception
                                                       ----------------------------------     (May 6, 1993)
                                                         December 31,      December 31,         through
                                                            1995               1994           Dec 31, 1995
                                                       ----------------------------------------------------
Cash flows from (used in) operating activities:
 Net loss                                              ($4,690,709)       ($4,084,386)       ($11,802,717)
 Adjustments to reconcile net loss to net cash from
 Operating activities:
   Depreciation                                             87,342             57,394             211,618
   Amortization of deferred charges                         46,375                  0              46,375
   Share of net earnings from an associated company              0            (19,963)                  0
   Rent, consulting and marketing services, employee
    compensation settled via the issuance of company
    shares                                               2,234,907            162,172           2,781,259
   Changes in assets and liabilities:
       Prepaid expenses and deposits                       263,392           (514,051)           (298,313)
       Accounts receivable                                  (1,762)            (2,046)             (6,743)
       Short term investment                              (221,730)                 0            (221,730)
       Inventory                                           (35,035)          (143,441)           (201,038)
       Deferred revenue                                     64,818             14,573              75,816
       Accounts payable and accrued liabilities           (753,380)         1,353,455             696,810
                                                       -----------        -----------        ------------

Net cash used in operating activities                   (3,005,782)        (3,176,293)         (8,718,663)
                                                       -----------        -----------        ------------
Cash flows from (used in) investing activities:
 Acquisition of fixed assets                                (4,504)          (302,991)           (581,443)
 Deferred charges on financing activities                 (185,500)                 0            (185,500)
 Loan to shareholders                                       (4,675)          (206,455)           (410,402)
 Repayment of loans from shareholders                      138,957             55,398             352,758
 Due to shareholder                                              0            108,390             108,390
 Repayment to shareholder                                        0                  0            (108,390)
 Note receivable                                                 0            (21,967)           (200,317)
 Repayment of note receivable                              178,350                  0             200,317
 Long term investment                                      (10,929)        (2,211,433)         (2,301,372)
 Unwind of long term investment                                  0                  0           2,250,921
                                                       -----------        -----------        ------------
net cash from (used in) investing activities               111,699         (2,579,058)           (875,038)
                                                       -----------        -----------        ------------
Cash flows from (used in) financing activities:
 Issuance of common shares                               1,260,217          4,681,799           9,582,543
 Issuance of convertible subordinated debentures         1,905,000                  0           1,905,000
 Share issue costs                                        (232,667)          (575,390)         (1,478,304)
                                                       -----------        -----------        ------------
Net cash from financing activities                       2,932,550          4,106,409          10,009,239
                                                       -----------        -----------        ------------
Effect of exchange rate changes                             31,977            (47,100)           (238,003)
                                                       -----------        -----------        ------------
Increase (decrease) in cash and cash equivalents            70,444         (1,696,042)            177,535
 during the period
Cash and cash equivalents beginning of period              107,091          2,012,984                   0
                                                       -----------        -----------        ------------
Cash and cash equivalents end of period                $   177,535        $   316,942        $    177,535
                                                       ===========        ===========        ============

Supplemental schedule of noncash financing activitites
    The Company issued certain shares of its Class B common stock for service and for nominal values.
    See Consolidated Statement of Shareholders' Equity.

The accompanying notes are an integral part of these consolidated financial statements.

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Statement of Shareholders' Equity
(Unaudited)

                                                                           SHARES                           AMOUNT
                                                                  -----------------------           ----------------------
                                                                                                                 Paid in
                                                                                Class B                        Capital in
                                                                    Common       Common             Common        Excess
                                                                     Stock        Stock             Stock         of Par
                                                                  -----------------------           -----------------------
Shares issued to officers at inception                                          5,089,286
Shares issued for cash                                                            884,729                       $ 4,714,188
Shares issued in lieu of rent  (note 11-ix)                                        60,871                           324,344
Share issue costs                                                                                                 (466,142)
Translation adjustment
Net loss                                                          -----------------------            ----------------------
Balance at March 31, 1994                                                       6,034,886                       $ 4,572,390
                                                                  -----------------------            ----------------------
Shares issued for cash                                                            234,517                         1,175,797
Shares issued in lieu of rent  (note 11-ix)                                         5,777                            30,121
Reverse merger with The Tracker Corporation
on July 12, 1994                                                   739,219                             739             (639)
Shares issued from Regulation S offering
 (including 79,658 shares at $7 per share for
 consulting services and 3,571 shares at $5.50
 per share for the purchase of fixed assets)                       860,000                             860        2,900,840
Share proceeds to be received subsequent to March 31, 1995                                                         (819,459)
Shares issued for consulting and marketing services (note 12)      825,000         78,005              825        2,204,153
Less: consulting and marketing services not yet received          (814,583)*                          (815)
Shares proceeds received from private placement
 on March 15, 1995                                                 500,000                             500          349,500
Shares issued to employees for employment services (note 11-ix)                    25,063                            74,409
Share issue costs                                                                                                  (779,495)
Translation adjustment
Net loss
                                                                 ------------------------           -----------------------
Balance at March 31, 1995                                        2,109,636      6,378,248           $2,109      $ 9,707,617
                                                                 ------------------------           -----------------------

                                                                                            Amounts
                                                                -----------------------------------------------------------
                                                                                            Deficit Accumulated
                                                                               Cumulative         During
                                                                  Other        Translation      Development
                                                                  Capital      Adjustment         Stage            Total
                                                                ----------------------------------------------------------
Shares issued to officers at inception
Shares issued for cash                                                                                          $ 4,714,188
Shares issued in lieu of rent  (note 11-ix)                                                                         324,344
Share issue costs                                                                                                  (466,142)
Translation adjustment                                                           (129,098)                         (129,098)
Net loss                                                                                        (2,043,425)      (2,043,425)
                                                               ------------------------------------------------------------
Balance at March 31, 1994                                      $         0      $(129,098)     $(2,043,425)     $ 2,399,867
                                                               ------------------------------------------------------------
Shares issued for cash                                                                                            1,175,797
Shares issued in lieu of rent  (note 11-ix)                                                                          30,121
Reverse merger with The Tracker Corporation
on July 12, 1994                                                                                                        100
Shares issued from regulation s offering
 (including 79,658 shares at $7 per share for
 consulting services and 3,571 shares at $5.50
 per share for the purchase of fixed assets)                                                                      2,901,700
Share proceeds to be received subsequent to March 31, 1995                                                         (819,459)
Shares issued for consulting and marketing services (note 12)                                                     2,204,978
Less: consulting and marketing services not yet received        (2,086,685)                                      (2,087,500)
Shares proceeds received from private placement
 on March 15, 1995                                                                                                  350,000
Shares issued to employees for employment services (note 11-ix)                                                      74,409
Share issue costs                                                                                                  (779,495)
Translation adjustment                                                           (159,026)                         (159,026)
Net loss                                                                                        (5,068,583)      (5,068,583)
                                                               ------------------------------------------------------------
Balance at March 31, 1995                                      $(2,086,685)     $(288,124)     $(7,112,008)     $   222,909
                                                               ------------------------------------------------------------

The Tracker Ccorporation of America
(A Development Stage Company)

Consolidated Statement of Shareholders' Equity (Cont'd)
(Unaudited)

                                                                      Shares                             Amounts
                                                               -----------------------        ------------------------------
                                                                                                                   Paid in
                                                                                Class B                           Capital in
                                                                 Common         Common             Common           Excess
                                                                  Stock          Stock             Stock            of Par
                                                               -----------------------        ------------------------------
Share proceeds received re Regulation S offering                                                                    819,459
 made before March 31, 1995
Consulting services received re shares issued                     6,250 *                               6
 before March 31, 1995  (note 11-ix)
Share proceeds received from private placement                  250,000                               250           249,750
Shares issued upon exercise of warrants at                                       849,803                            619,166
 canadian $1 per share
Shares issued to officers (note 11-iii)                         630,000                               630           826,245
Shares issued to a consultant (note 11-ix)                        7,500                                 8             9,836
Shares issued for investor relation services (note 11-v)        200,000                               200           262,300
Less: services not yet received                                (200,000)*                            (200)
Share issue cost from April 01, 1995 to June 30, 1995                                                              (100,989)
Translation adjustment
Net loss from April 01, 1995 to June 30, 1995
                                                              --------------------------       ----------------------------
Balance at June 30, 1995                                      3,003,386        7,228,051        $   3,003      $ 12,393,384

Consulting services received re shares issued (note 11-ix)        2,083 *                               2
 before March 31, 1995
Shares issued to R. Zuk for cash                                200,000                               200            82,800
Share issue cost from July 01, 1995 to July 31, 1995                                                                (27,238)
Translation adjustment
Net loss from July 01, 1995 to July 31, 1995
                                                              --------------------------       ----------------------------
Balance at July 31, 1995                                      3,205,469        7,228,051        $   3,205      $ 12,448,946


                                                                                         Amounts
                                                            --------------------------------------------------------------
                                                                              Cumulative    Deficit Accumulated
                                                               Other          Translation    During Development
                                                              Capital         Adjustment           Stage             Total
                                                            --------------------------------------------------------------
Share proceeds received re Regulation S offering                                                                    819,459
 made before March 31, 1995
Consulting services received re shares issued                    37,494                                              37,500
 before March 31, 1995  (note 11-ix)
Share proceeds received from private placement                                                                      250,000
Shares issued upon exercise of warrants at                                                                          619,166
 Canadian $1 per share
Shares issued to officers (note 11-iii)                                                                             826,875
Shares issued to a consultant (note 11-ix)                                                                            9,844
Shares issued for investor relation services (note 11-v)                                                            262,500
Less: services not yet received                                (262,300)                                           (262,500)
Share issue cost from April 01, 1995 to June 30, 1995                                                              (100,989)
Translation adjustment                                                             2,330                              2,330
Net loss from April 01, 1995 to June 30, 1995                                                  (1,880,977)       (1,880,977)
                                                            ---------------------------------------------------------------
Balance at June 30, 1995                                    $(2,311,491)     $  (285,794)     $(8,992,985)      $   806,117

Consulting services received re shares issued (note 11-ix)      12,498                                              12,500
 before March 31, 1995
Shares issued to R. Zuk for cash                                                                                     83,000
Share issue cost from July 01, 1995 to July 31, 1995                                                                (27,238)
Translation adjustment                                                             5,541                              5,541
Net loss from July 01, 1995 to July 31, 1995                                                     (339,087)         (339,087)
                                                            ---------------------------------------------------------------
Balance at July 31, 1995                                    $(2,298,993)     $  (280,253)     $(9,332,072)      $   540,833

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Statement of Shareholders' Equity (Cont'd)
(Unaudited)

                                                                                 Shares                      Amounts
                                                                       -----------------------       ------------------------
                                                                                                                    Paid in
                                                                                      Class B                     Capital in
                                                                         Common        Common         Common        Excess
                                                                          Stock        Stock          Stock         of Par
                                                                       -----------------------       ------------------------
Shares issued to employees for employment services (note 11-ix)                          3,580                        $ 7,000
Shares exchanged as per exchange agreement                                   500          (500)            1               (1)
Consulting services received re shares issued (note 11-ix)                 2,083*                          2
Marketing services received re shares issued                              33,333*                         33
 to LL Knickerbocker Co. (note 12)
Shares issued to directors as compensation  (note 11-ix)                  72,572                          73           63,427
Share issue cost from Aug 01, 1995 to Aug 31, 1995                                                                    (13,306)
Translation adjustment
Net loss from Aug 01, 1995 to Aug 31, 1995
                                                                       -----------------------        -----------------------
Balance at Aug 31, 1995                                                3,313,957     7,231,131        $3,314      $12,506,066

Shares issued for compensation to employees (note 11-ix)                                10,596                         15,716
Consulting services received re shares issued (note 11-ix)                 2,083*                          2
Shares issued to Amerasia for marketing services (note 11-ix)                           30,000                         44,496
Less: services not yet received                                                        (27,500)*
Marketing services received re shares issued (note 12)                    33,333*                         33
 to LL Knickerbocker Co.
Shares issued to director as compensation (note 11-ix)                    26,286                          26           22,974
Shares cancelled to treasury                                                (171)                          1               (1)
Share issue cost from Sept 01, 1995 to Sept 30, 1995                                                                  (20,276)
Translation adjustment
Net loss from Sept 01, 1995 to Sept 30, 1995
                                                                       -----------------------        -----------------------
Balance at Sept 30, 1995                                               3,375,488     7,244,227        $3,376      $12,568,975
                                                                       -----------------------        -----------------------

                                                                                                 Amounts
                                                                       -----------------------------------------------------
                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                         Cumulative       During
                                                                          Other          Translation    Development
                                                                         Capital         Adjustment       Stage        Total
                                                                       ------------------------------------------------------
Shares issued to employees for employment services (note 11-ix)                                                        $7,000
Shares exchanged as per exchange agreement                                                                                  0
Consulting services received re shares issued (note 11-ix)                  12,498                                     12,500
Marketing services received re shares issued                                83,300                                     83,333
 to LL Knickerbocker Co. (note 12)
Shares issued to directors as compensation  (note 11-ix)                                                               63,500
Share issue cost from Aug 01, 1995 to Aug 31, 1995                                                                    (13,306)
Translation adjustment                                                                     21,053                      21,053
Net loss from Aug 01, 1995 to Aug 31, 1995                                                               (441,307)   (441,307)
                                                                       ------------------------------------------------------
Balance at Aug 31, 1995                                                $(2,203,195)     $(259,200)    $(9,773,379)   $273,606

Shares issued for compensation to employees (note 11-ix)                                                               15,716
Consulting services received re shares issued (note 11-ix)                  12,498                                     12,500
Shares issued to Amerasia for marketing services (note 11-ix)                                                          44,496
Less: services not yet received                                            (40,788)                                   (40,788)
Marketing services received re shares issued (note 12)                      83,300                                     83,333
 to LL Knickerbocker Co.
Shares issued to director as compensation (note 11-ix)                                                                 23,000
Shares cancelled to treasury
Share issue cost from Sept 01, 1995 to Sept 30, 1995                                                                  (20,276)
Translation adjustment                                                                      5,035                       5,035
Net loss from Sept 01, 1995 to Sept 30, 1995                                                             (472,531)   (472,531)
                                                                       ------------------------------------------------------
Balance at Sept 30, 1995                                               $(2,148,185)     $(254,165)   $(10,245,910)  $ (75,909)
                                                                       ------------------------------------------------------

The Tracker Corporation of America
(A development Stage Company)
Consolidated Statement of Shareholders' Equity (Cont'd)
(Unaudited)

                                                                        Shares                         Amounts
                                                            -----------------------------     ----------------------------
                                                                                                              Paid in
                                                                                 Class B                     Capital in
                                                               Common            Common         Common         Excess
                                                               Stock             Stock          Stock          of Par
                                                            -----------------------------     ----------------------------
Shares issued pursuant to S-8 for employees, consultants      770,000                              770          769,230
 and a director (note 11-vi)
Less: employment and consulting services not yet received    (625,054)*                           (625)
Consulting services received re shares issued                   2,083*                               2
 for a consultant (note 11-ix)
Marketing services received from Amerasia (note 11-ix)                             2,500*
Marketing services received re shares issued                   33,333*                              33
 to LL Knickerbocker Co. (note 12)
Share issue cost from Oct 01, 1995 to Oct 31, 1995                                                               (6,146)
Translation adjustment
Net loss from Oct 01, 1995 to Oct 31, 1995
                                                            -----------------------------     ---------------------------
Balance at October 31, 1995                                 3,555,850          7,246,727       $ 3,556      $13,332,059
                                                            -----------------------------     ---------------------------

Employee, consulting services received re S-8 (note 11-vi)    113,646*                             114
Marketing services received from Amerasia (note 11-ix)                             5,000*
Marketing services received re shares issued                   66,666*                              66
 to LL Knickerbocker Co.  (note 12)
Share issue cost from Nov 01, 1995 to Dec 31, 1995                                                              (64,712)
Translation adjustment
Net loss from Nov 01, 1995 to Dec 31, 1995
                                                            -----------------------------      ---------------------------
Balance as at December 31, 1995                             3,736,162          7,251,727       $ 3,736      $13,267,347
                                                            -----------------------------      ---------------------------

                                                                                          Amount
                                                            ------------------------------------------------------------------
                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                 Cumulative          During
                                                                   Other        Translation        Development
                                                                  Capital        Adjustment           Stage          Total
                                                            -----------------------------------------------------------------
Shares issued pursuant to S-8 for employees, consultants                                                            770,000
 and a director (note 11-vi)
Less: employment and consulting services not yet received        (624,429)                                         (625,054)
Consulting services received re shares issued                      12,498                                            12,500
 for a consultant (note 11-ix)
Marketing services received from Amerasia (note 11-ix)              3,708                                             3,708
Marketing services received re shares issued                       83,300                                            83,333
 to LL Knickerbocker Co. (note 12)
Share issue cost from Oct 01, 1995 to Oct 31, 1995                                                                   (6,146)
Translation adjustment                                                             19773                             19,773
Net loss from Oct 01, 1995 to Oct 31, 1995                                                        (444,228)        (444,228)
                                                            ------------------------------------------------------------------
Balance at October 31, 1995                                   $(2,673,108)   $  (234,392)     $(10,690,138)     $  (262,023)
                                                            ------------------------------------------------------------------

Employee, consulting services received re S-8 (note 11-vi)        113,532                                           113,646
Marketing services received from Amerasia (note 11-ix)              7,391                                             7,391
Marketing services received re shares issued                      166,600                                           166,666
 to LL Knickerbocker Co.  (note 12)
Share issue cost from Nov 01, 1995 to Dec 31, 1995                                                                  (64,712)
Translation adjustment                                                            (1,531)                            (1,531)
Net loss from Nov 01, 1995 to Dec 31, 1995                                                      (1,112,579)      (1,112,579)
                                                            ------------------------------------------------------------------
Balance at December 31, 1995                                  $(2,385,585)   $  (235,923)     $(11,802,717)     $(1,153,142)
                                                            -----------------------------------------------------------------

(*) 1,344,744 common shares and 20,000 Class B common shares have been subscribed for but remain unissued as at December 31, 1995.

the accompanying notes are an integral part of these consolidated financial statements.

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS/CORPORATE HISTORY:

The Tracker Corporation of America (the Company), through a wholly-owned subsidiary, The Tracker Corporation (Tracker Canada), is engaged in the development, marketing and operation of a unique system to aid in the recovery of lost or stolen items using advanced bar code and laser scanning technologies.

The Company was formed under the name "Ultra Capital Corp." (Ultra) in February 1986 under the laws of the State of Nevada to serve as a vehicle to acquire or merge with an operating company. The Company changed its name from Ultra on July 1, 1994 when, as more fully discussed below, Ultra merged with Tracker Canada.

The Company was incorporated in Delaware on July 1, 1994. Effective July 12, 1994, the Company merged with Tracker Canada. Concurrent with the effective date, Ultra changed its name to The Tracker Corporation of America and changed its year-end from December 31 to March 31. In conjunction with the merger, the common stock of Tracker Canada was reclassified as exchangeable preference stock which is exchangeable on a one-for-one basis for Class B Voting Common Stock (Class B shares) of the Company beginning July 12, 1995 through July 12, 2002. An equal number of Class B shares is held in trust for exchangeable preference shareholders who can direct the voting of the Class B shares. The Class B shares will be canceled upon the exchange of the exchangeable preference shares for the Company's common stock. For accounting purposes, the merger is being treated as a reverse merger/acquisition with recapitalization of Tracker Canada as the acquirer because, among other factors, the assets and operations of Tracker Canada significantly exceed those of Ultra and the shareholders of Tracker Canada control the Company after the merger. The merger is being treated for accounting and financial reporting purposes as an issuance of shares by Tracker Canada and, accordingly, pro forma information is not presented as the merger is not a business combination. The historical consolidated financial statements prior to July 12, 1994 are those of Tracker Canada. The merger has been recorded at the value of Ultra's net tangible assets as of the effective date. The accumulated deficit of Tracker Canada is carried forward and the common stock and paid in capital of Tracker Canada prior to the merger have been retroactively restated for the equivalent number of shares received in the merger and carried forward.

Management believes all normal, recurring adjustments are included in the unaudited financial information and such financial information is not necessarily indicative of the results of the full year.

NOTE 2 - GOING CONCERN:

The Company has been in a development state since its inception. The Company's successful completion of its systems development and its launch to the marketplace, ultimately to the attainment of profitable operations, is dependent, in part, on its ability to obtain adequate sources of financing. Management is currently working to secure adequate sources of capital through private placements of either debt or securities. Management believes that, with available cash on hand and potential new sources of capital referred to above, the Company has the ability to continue as a going concern.

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of The Tracker Corporation of America and its wholly owned subsidiary, The Tracker Corporation. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

DEVELOPMENT COSTS

Development costs are expensed as incurred.

INVENTORY

The inventory is stated at the lower of cost or market value with cost being determined by the average cost method. Inventory predominately consists of raw materials as the Company fulfills its sales orders on a just in time basis, when received. No significant work-in-progress or finished goods were held by the Company at the period or year end.

DEFERRED CHARGES

Deferred charges relate to the commission incurred on securing investors for the Company's Convertible Subordinated Debentures and are amortized to expense over the term of the Convertible Subordinated Debentures.

FIXED ASSETS

Fixed assets are stated at cost less depreciation. Depreciation is determined using the straight line method over the estimated useful lives of the related assets as follows:

         Scanning equipment and computer hardware           5 years
         Computer software                                  1 year
         Office furniture and equipment                     5 years
         Leasehold improvements                             term of the lease
         Kiosk equipment                                    5 years

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company's wholly-owned Canadian subsidiary are translated at the December 31, 1995 exchange rate while revenues, expenses and cash flows are translated at average rates in effect for the period.

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

REVENUE RECOGNITION AND DEFERRED REVENUE

Revenue for Company services is recognized on a straight-line basis over the term of the services offered and is shown net of sales discounts and allowances. Amounts received for which service has not been provided are recorded as deferred revenue. The average length of the membership revenues varies from monthly to a 5-year period.

EARNINGS PER SHARE

Primary earnings per share are calculated based on net profit (loss) divided by the weighted average number of common stock outstanding. Fully diluted earnings per share are calculated based on net profit (loss) divided by the weighted average number of common stock and common stock equivalents outstanding. Common stock equivalents include all warrants and convertible subordinated debentures outstanding.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for inventory obsolescence, depreciation and amortization, taxes, and contingencies.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The accounting requirements are effective for transactions entered into in fiscal years beginning after December 15, 1995. The disclosure requirements are effective for fiscal years beginning after December 31, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. This statement establishes financial and reporting standards for stock-based employee compensation plans. This statement defines fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not completed an evaluation of the effect of this Statement.

DISCLOSURES OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Effective for fiscal years ending after December 15, 1995, the Statement of Position 94-6 provides guidance on financial statement disclosures of risks and uncertainties that could significantly affect the amounts reported in the financial statements in the near term. Such risks and uncertainties can stem from the nature of the Company's operations, from the necessary use of estimates in the preparation of the

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company's financial statements, and from significant concentrations in certain aspects of the Company's operations. The Company expects to adopt this statement in fiscal 1996. Management will continue to assess the impact of implementation.

NOTE 4 - SHORT TERM INVESTMENT:

The amount of $221,730 represents a short-term investment in 288,462 shares of Stratcomm Media Ltd. which is a publicly traded company on the Vancouver Stock Exchange and represents less than a 4% interest in the company. The shares owned by the Company are restricted from trading for a period of 12 months starting May 30, 1995. The investment is carried at cost which approximates fair value.

NOTE 5 - PREPAID EXPENSES AND DEPOSITS:

Prepaid expenses and deposits comprise the following:

                          Dec 31,      March 31,
                           1995          1995
                          ------       ---------
Investor relations        $      0     $325,267
Marketing & celebrity      211,735            0
Rent                           450      115,147
Other                       68,855      104,018
                          --------     --------
                          $281,040     $544,432
                          ========     ========

NOTE 6 - NOTE RECEIVABLE:

At March 31, 1995, the Company had advanced $178,350 to Page-Direct Ltd. .(a wireless communications company for which the Company had entered into an agreement to purchase) The related note receivable bore interest at the Royal Bank of Canada prime rate plus 2% and was payable on demand. The note was repaid in June 1995 in conjunction with the cancellation of the subject agreement. The owner of Page-Direct Ltd exercised its option under the terms of the original agreement to re-acquire its interest in Page-Direct. Prior to the exercise of this option by Page-Direct Ltd., the Company had issued 271,052 exchangeable preference shares in its Canadian subsidiary to the owner of Page-Direct in exchange for 46.2% of the outstanding shares of Page-Direct Ltd. Such exchangeable preference shares were returned to the Company in June 1995.

NOTE 7 - DUE FROM SHAREHOLDERS

Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - FIXED ASSETS

Property and equipment consist of the followings:

                                  Dec 31,     March 31,
                                   1995         1995
                                 --------     --------
Scanning equipment               $102,942     $ 99,364
Computer equipment                257,193      250,152
Computer software                  32,066       30,845
Office furniture and equipment     63,296       54,950
Leasehold improvements             67,003       64,674
Kiosk equipment                    63,651       61,438
                                 --------     --------
        Total Original Cost       586,151      561,423
Less: Accumulated Depreciation    211,618      124,276
                                 --------     --------
                                 $374,533     $437,147
                                 ========     ========

Depreciation expense for the nine months period ended December 31, 1995 was $87,342 and $94,161 for the year ended March 31, 1995.

NOTE 9 - LONG TERM INVESTMENT:

The amount of $50,451 represents the funds advanced to C.E.M. Centry Electronic Monitoring Corporation ("Centry"), a publicly listed Canadian company trading on the Vancouver Stock Exchange, in consideration of 633,002 common shares of Centry, which currently represent approximately 11.96% of Centry's total common shares issued. The Company also agreed to provide, over 12 months from January 31, 1995, administrative services in the amount of $50,746 (Canadian$72,000) to Centry. See Note 16.

NOTE 10 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                   Dec 31,     March 31,
                                    1995         1995
                                   -------     ---------
Payroll and employee benefits     $      0     $178,980
Director fees                       10,000       44,500
Other                              127,170      110,641
                                  --------     --------
                                  $137,170     $334,121
                                  ========     ========

NOTE 11 - CAPITAL STOCK:

(i) The Common Stock and Class B Voting Common Stock share ratably as to dividends. The Class B Voting Common Stock is held in trust pursuant to the terms of an exchange agency and voting trust agreement with holders of exchangeable preference shares in the Canadian subsidiary. The agreement permits the persons holding the exchangeable shares to direct the voting of the Class B common shares and provides a mechanism for the exchange of exchangeable shares for a like number of common shares.

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(ii) At December 31, 1995, outstanding warrants had been issued to acquire 30,920 exchangeable preference shares (1,185,880 at March 31, 1995) of the Canadian subsidiary at Canadian $14 per share. These warrants expire two years after the date of issuance. For further discussion on outstanding warrants refer to Note 16. On March 15, 1995, the Company entered into an agreement and sold, for net proceeds of $350,000, 500,000 units comprised of 500,000 restricted common shares and 500,000 warrants to purchase 500,000 restricted common shares to Kuplen Group Investment ("KGI"). The warrants are exercisable within one (1) year at a price of $5.00 per share. In order to secure registration rights of the restricted shares, KGI must exercise the warrants on a 1:1 basis with the common shares.

(iii) During the year ended March 31, 1995, the Company adopted a plan which allows for the grant of options, appreciation rights, restricted stock and certain other stock-based performance incentives to certain officers. On April 11, 1995, the Company issued stock, pursuant to stock grants, of 630,000 shares of common stock, restricted as to transferability, to certain officers of the Company.

(iv) On May 1, 1995, the Company entered into an agreement and sold, for net proceeds of $250,000, 250,000 units comprised of 250,000 restricted common shares and 250,000 warrants to purchase 250,000 restricted common shares to Reynold Kern ("RK"). The warrants are exercisable within one (1) year at a price of $5.00 per share.

(v) In June 1995, the Company issued 200,000 shares of common stock, restricted as to transferability, to Robert Zuk for certain investor relations services for the Company.

(vi) In October 1995, the Company issued 770,000 shares of common stock pursuant to the registration statement on S-8 to six key employees and one director as payment in lieu of prior accrued salaries and fees and as an advance of their salaries and fees up to September 30, 1996. The shares were all valued at $1.00 per share.

(vii) On November 1, 1995, at its annual general meeting the shareholders approved the increase of the authorized number of common shares from 20,000,000 to 30,000,000 shares.

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(viii) Other Capital:

As at December 31, 1995, 1,344,744 common shares and 20,000 Class B common shares have been subscribed for but remain unissued as the service for which these shares were subscribed for have yet to be received.

                                                        FOR THE PERIOD                            FROM
                                    ------------------------------------------------------      INCEPTION
                                    3 MONTHS ENDED DEC 31,         9 MONTHS ENDED DEC 31,        (MAY 6,
                                                                                                  1993)
                                                                                               THROUGH DEC
                                   -------------------------------------------------------          31,
                                      1995           1994           1995           1994            1995
                                   ------------------------------------------------------------------------
OPENING,
  Marketing services not yet       $1,832,600     $        0     $1,999,200     $        0     $        0
received
  Deferred compensation costs               0              0              0              0              0
  Deferred consulting costs           315,585              0         87,485              0              0
                                   ------------------------------------------------------------------------
                                   $2,148,185     $        0     $2,086,685     $        0     $        0
SHARES SUBSCRIBED BUT NOT
ISSUED,
  Marketing services not yet       $        0     $        0     $        0     $        0     $1,999,200
received
  Deferred compensation costs         769,230              0        769,230              0        769,230
  Deferred consulting costs                 0        149,975        306,796        149,975        456,771
                                   ------------------------------------------------------------------------
                                   $  769,230     $  149,975     $1,076,026     $  149,975     $3,225,201
CHARGED TO EXPENSE AS SERVICES
ARE RECEIVED,
  Marketing services not yet       $  249,900     $        0     $  416,500     $        0     $  416,500
received
  Deferred compensation costs         258,333              0        258,333              0        258,333
  Deferred consulting costs            23,597         24,996        102,293         24,996        164,783
                                   ------------------------------------------------------------------------
                                   $  531,830     $   24,996     $  777,126     $   24,996     $  839,616
CLOSING,
  Marketing services not yet       $1,582,700     $        0     $1,582,700     $        0     $1,582,700
received
  Deferred compensation costs         510,897              0        510,897              0        510,897
  Deferred consulting costs           291,988        124,979        291,988        124,979        291,988
                                   ------------------------------------------------------------------------
                                   $2,385,585     $  124,979     $2,385,585     $  124,979     $2,385,585
                                   ========================================================================

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(ix) The Company has, from inception to present, issued shares in exchange for
(a) employment services, (b) consulting and marketing services, and (c) consideration in lieu of rental payments.

NOTE 12 - COMMITMENTS:

LEASES

The Company has a lease agreement for their current office premises. The term of the lease is 10 years which commenced January 1, 1994 and requires payment of an annual base rent of $22,000 for the first five years and thereafter market value less 20%. In addition, the Company is required to pay its share of property taxes and all operating costs.

Rental expense for the nine month period ended December 31, 1995 amounted to $188,903 and $164,494 for the nine month period ended December 31, 1994.

EXCLUSIVE DISTRIBUTION RIGHTS

The Company amended its arrangement with Symbol Technologies Inc. for the exclusive right to use its PDF bar code scanning technology in Canada, the United States and Europe, excluding Japan and the Far East. The commitment under this arrangement is as follows:

                      Units        Amount
                      -----        ------
         1996          830         $554,000



MARKETING AGREEMENT

On March 15, 1995, the Company entered into an agreement with The L.L. Knickerbocker Company, Inc., of California ("Knickerbocker") which provides for a television and radio marketing campaign to be initially launched in the California marketplace. As part of the compensation for services to be performed by Knickerbocker, the Company has paid Knickerbocker a fee of $212,975 and issued 800,000 restricted common shares, valued at $2.50 per share based on the trading price of the Company's shares on the date of the agreement. The Company provided to Knickerbocker 400,000 of the 800,000 common shares immediately and the balance will be given to Knickerbocker upon the successful completion of the California test campaign and the commencement of the national and international campaigns. These common shares bear a restrictive legend barring Knickerbocker from selling them for two years from March 15, 1995, without the prior written consent of the Company.

INVESTOR MEDIA & PUBLIC RELATIONS

The Company entered into an agreement with Corporate Relations Group, Inc., of Winter Park, Florida ("CRG") to provide advertising, printing and investor relations for investor media and public relations support for the Company. The agreement covers a twelve month period, commencing during the first half of 1996. As consideration for the services provided by CRG, the Company will pay to CRG, at the

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12 - COMMITMENTS (CONT'D ):

Company's option, either $570,000 in cash or the equivalent number of common shares valued as of the date of the agreement at $1.75 per share. The Company has also agreed to issue options totaling 500,000 common shares noted as follows:

         100,000 common shares at $2.00 1 year from the date of the agreement 100,000 common shares at $2.40 2 years from the date of the agreement 100,000 common shares at $2.60 3 years from the date of the agreement 100,000 common shares at $2.80 4 years from the date of the agreement 100,000 common shares at $3.00 5 years from the date of the agreement

NOTE 13 - RELATED PARTY TRANSACTIONS:

Prior to the date of incorporation (May 6, 1993), the founder and other key members of management agreed to receive 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join the Company, respectively.

The Company currently retains certain key management personnel under contract through their respective management or consulting companies. Included in development costs are consulting and management fees paid under the aforementioned contracts totaling, in the aggregate, $404,175 for the nine month period ended December 31, 1995 and $737,462 for the year ended March 31, 1995.

Placement commissions amounting to $0 for the nine month period ended December 31, 1995 and $115,282 for the year ended March 31, 1995 paid to related parties in connection with the Company's private equity placement are included as a reduction in paid in capital.

Commissions amounting to $205,500 for the nine month period ended December 31, 1995 and $0 for the year ended March 31, 1995 paid to related parties in connection with the Company's securing holders of its Convertible Subordinated Debentures.

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAXES:

The estimated deferred tax asset of $ 3,150,000 and 2,290,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to December 31, 1995 and March 31, 1995, respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $ 9,020,000 expire starting in 2001.

                                   Dec 31,         March 31,
                                    1995            1995
                                   -------         ---------
Deferred tax liabilities        $      --        $      --
Deferred tax assets
         Non capital losses       3,150,000        2,290,000
                                -----------      -----------
                                  3,150,000        2,290,000
Valuation allowance              (3,150,000)      (2,290,000)
                                -----------      -----------
                                $         0      $         0
                                ===========      ===========

The valuation allowance increased by $860,000 during the current period.

NOTE 15 - CONVERTIBLE SUBORDINATED DEBENTURES:

The Company issued convertible subordinated debentures in the amount of $1,905,000 bearing interest at 15% annually and are repayable within one year. The interest payments are payable monthly in advance. The principal amount may be converted, at the Holder's option, into shares of the Company's common stock, in whole or in part, beginning on October 1, 1995 at a conversion price as shown below. The debentures are subordinated to all other indebtedness incurred by the Company. The Company paid $185,500 in cash and accrued 20,000 restricted common shares (valued at $20,000) in placement commissions to finders of arm's length third party private investors. The following lists the conversion rates:

         Principal                  Conversion rate
         ---------                  ---------------
         $1,000,000         -       $0.4375 per share of common stock
            400,000         -       $0.9375 per share of common stock
            125,000         -       $1.00 per share of common stock
             30,000         -       $1.06 per share of common stock
             70,000         -       $1.0625 per share of common stock
             30,000         -       $1.10 per share of common stock
             75,000         -       $1.20 per share of common stock
            175,000         -       $1.25 per share of common stock
         ----------
         $1,905,000

NOTE 16 - SUBSEQUENT EVENTS:

On November 22, 1995, the Company filed a preliminary registration statement on Form S-1 with the Securities and Exchange Commission and is in the process of responding to comments. As at February 13, 1996, the Company continues to be in the necessary "quiet period" relating to disclosure items.

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of January 31, 1996, the Company's administrative services obligation, as described in Note 9, in the amount of $50,746 (Canadian$72,000) to C.E.M. Centry Electronic Monitoring Corporation ("Centry") had been completely satisfied. The Company will not incur any further obligations with respect to this matter.

As at February 13, 1996, the Company issued additional convertible subordinated debentures in the amount of $199,528.83 bearing interest at 15% annually and are repayable within one year. The interest payments are payable monthly in advance. The principal amount may be converted into shares of the Company's common stock, in whole or in part, beginning on October 1, 1995. Since December 31, 1995, the Company paid a total of $19,953 in cash and accrued 32,906 restricted common shares (valued at $32,906) in placement commissions to finders of arm's length third party private investors. The following lists the conversion rates:


Principal                             Conversion rate
- - ---------                             ---------------
$  35,000.00              -    $1.00 per share of common stock
$ 164,528.83              -    $1.25 per share of common stock

As at February 13, 1996, the Company had received and complied with requests to convert a total of $170,000 in convertible subordinated debenture to 388,572 shares of the Company's common stock at a conversion rate of $0.4375 per share of common stock as described in Note 15.

As at February 13, 1996, of the warrants issued since inception to acquire exchangeable preference shares of the Canadian subsidiary at Canadian $14 per share, there currently remains only 26,634 outstanding as 4,286 warrants have expired since December 31, 1995. As described in Note 11, these warrants expire two years after the date of issuance.

THE TRACKER CORPORATION OF AMERICA
(A DEVELOPMENT STAGE COMPANY)
SCHEDULE II

AMOUNTS RECEIVABLE FROM RELATED PARTIES
- - ----------------------------------------------------------------------------------------------------
(Unaudited)
                                                                                   Balance at
                                                       Deductions               December 31, 1995
                       Balance                  --------------------------    ----------------------
   Debtor          March 31, 1995   Additions   Collected   Written off      Current    Non-Current
   ------          --------------   ---------   ---------   -----------      -------    -----------
Bruce Lewis           $138,275       $    682    $138,957      $   0         $     0       $   0

Gregg Johnson           53,651          3,993           0          0          57,644           0
                      --------       --------    --------      -----         -------       -----
                      $191,926       $  4,675    $138,957      $   0         $57,644       $   0
                      ========       ========    ========      =====         =======       =====

All related party loans are unsecured, bear interest at 5% per annum and are due on demand.