Form 10-K405
period 1996-03-31
TRACKER CORP OF AMERICA
filed 1996-07-15
CIK 789853

Date Filed:  July 15, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
         (Mark One)

         /X/ Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

         For the fiscal year ended    MARCH 31, 1996      or

         / / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from _________________________

                       THE TRACKER CORPORATION OF AMERICA
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                        86-0767918
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

      180 DUNDAS STREET WEST, SUITE 1502, TORONTO, ONTARIO, CANADA M5G 1Z8
               (Address of Principal Executive Offices) (Zip Code)

                                 (416) 595-6222
              (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:   NONE
         Securities registered pursuant to Section 12(g) of the Act:   NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of June 25, 1996, there were issued and outstanding 10,711,885 shares of the Registrant's Common Stock, par value $0.001 per share, and 5,209,762 shares of the Registrant's Class B Voting Common Stock, par value $0.00000007 per share. Thus, in aggregate, as of June 25, 1996, there were issued and outstanding 15,921,647 shares of the Registrant's common and Class B voting shares, of which 11,268,015 shares of the Registrant's voting stock are held by non-affiliates. The aggregate market value of the common and Class B voting shares held by non-affiliates at such date was $6,535,448 (calculated on the basis of $0.58 per share which was the average of the high bid and low asked quotations for the Registrant's common stock on the OTC Bulletin Board on such date).

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                   -- NONE --

                                TABLE OF CONTENTS

Item Number and Caption                                           Page
                                                                  ----
PART I

1.       Business                                                   4
2.       Properties                                                13
3.       Legal Proceedings                                         14
4.       Submission of Matters to a Vote of Security Holders       14

PART II

5.       Market for Registrant's Common Equity
         and Related Stockholder Matters                           14
6.       Selected Consolidated Financial Data                      15
7.       Management's Discussion and Analysis
         of Financial Condition and Results of Operation           16
8.       Financial Statements and Supplementary Data               23
9.       Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                    23

PART III

10.      Directors and Executive Officers of Registrant            23
11.      Executive Compensation                                    25
12.      Security Ownership of Certain Beneficial Owners
         and Management                                            34
13.      Certain Relationships and Related Transactions            37

PART IV

14.      Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                   42
15.      Signatures                                                46

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        47

                                     PART I

                                ITEM 1. BUSINESS

CORPORATE HISTORY

         Tracker U.S. was originally incorporated in Utah in February 1986 under the name Equitec Capital Corporation to serve as a vehicle to acquire or merge with an operating company. It changed its name to E-Tech Capital Corporation in March 1986 and to E-Tech, Incorporated in February 1987. In July 1992, Tracker U.S. changed its state of incorporation from Utah to Nevada through a change in domicile merger and, in connection therewith, changed its name to Ultra Capital Corp. Prior to the Reorganization discussed in the next paragraph, Tracker U.S. had been inactive for the preceding several years and had conducted no significant operations or activities.

         In July 1994, Tracker U.S. changed its state of incorporation from Nevada to Delaware through a change in domicile merger and, in connection therewith, changed its name to The Tracker Corporation of America and changed its fiscal year end from December 31 to March 31. Also in July 1994, Tracker U.S. succeeded to its current line of business through a reorganization (the "Reorganization") in which it acquired all of the issued and outstanding voting shares of The Tracker Corporation, an Ontario, Canada corporation ("Tracker Canada"), in exchange for shares of Tracker U.S.'s capital stock representing, at the time, approximately 90% of the total voting shares of Tracker U.S. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Reorganization."

         Tracker Canada, which originated the Company's present line of business, was incorporated in May 1993 and is now a wholly-owned subsidiary of Tracker U.S. Prior to the Reorganization, Tracker Canada engaged in organizational efforts, including the hiring of technical and management personnel, focused on the research and development of advanced bar code and laser scanning technology, entered into agreements or understandings with key suppliers, prepared the business and marketing plan, programmed the software and filed for patent and trademark protection in Canada and the United States.

BUSINESS OVERVIEW

         The Company is a development stage company that has developed and has begun to market, sell and operate a personal property identification and recovery system which uses advanced bar code and laser scanning technology to aid in the identification and recovery of lost or stolen personal possessions.

         The Company launched its service in a limited test market in Toronto, Canada in October 1994 and is slowly continuing to expand its service throughout Canada. The Company recently began test marketing in the United States and has begun to introduce its service to various communities in the United States. The Company offers its services through diverse marketing channels such as joint promotional partners, selected retailers, direct response, door-to-door canvassing, telemarketers, network referral marketers, and direct selling commercials. To facilitate its identification and recovery service, the Company is attempting to organize a network of strategic partnerships and scanning locations in high traffic public areas, including courier companies, law enforcement agencies, lost and found departments and major tourist attractions. There can be no assurance, however, that the Company will be able to establish and maintain such a network or successfully market its service through such channels. In addition, there can be no assurance that competitors will not enter the market with similar or superior products and services. See "BUSINESS - Competition". The continuation of the Canadian and United States roll-outs and the development of future markets will depend on certain factors, including demand for the Company's service and adequate financing and capital, over which the Company may have little or no control.

         The Company's longer-term strategy is to develop an umbrella of recovery services ranging from the current identification and recovery service packages to laser etching the Company's symbology at point of manufacture. There can be no assurance, however, that the Company will be able to implement its longer-term strategy. See "BUSINESS - The Company's Solution".

         In addition to recovery services, the Company has implemented and offers a card registration service.

NEED FOR THE COMPANY'S PERSONAL PROPERTY IDENTIFICATION AND RECOVERY SYSTEM

         Based upon information received by the Company's field operations team in discussions with police organizations, transit/airport lost and founds and entertainment theme parks, and upon information provided to the Company by independent research companies, the Company believes that only a portion of the population has taken steps to label or otherwise identify its belongings in the past because of skepticism concerning the possibility of recovery and the value of taking measures to increase the likelihood of recovery. In addition, the Company believes that various existing methods of labeling or otherwise identifying valuables have not achieved mass market acceptance, create concerns for security conscious owners, or have been ineffective in returning valuables to their owners, because: (a) identification is sometimes impossible because the labels used did not have good adhesive qualities or were not able to endure wear and tear; and (b) many owners record only the serial numbers of their possessions, thus making it almost impossible for the police or a "Good Samaritan" to trace the owners and return the possessions.

THE COMPANY'S SOLUTION

         Based upon research conducted by the Company, management believes that there is a need for a personal property identification and recovery service that:

         *        makes it convenient for members to identify their possessions;

         * enables members to identify their possessions without placing personal information on the possessions;

         * provides a better method of identification that will remain on possessions and will remain intact;

         * provides a system that will make the identification process easy;

         *        makes the return of the possessions simple and cost effective;

         * motivates more people who find valuables to be "Good Samaritans" by returning the valuables to their rightful owners; and

         * thereby improves the chances that members will recover their lost or stolen possessions.

The Company believes that its personal property identification and recovery system meets these needs.

         The Company plans to expand its recovery service by having manufacturers of products such as computer chips, bicycles, power tools, electronic equipment, cameras and auto parts apply the Company's coding, through laser etching or other methods, directly onto or into products at the source of manufacture. The Company believes that this expansion of its service will be attractive to manufacturers because (i) it will add value to their products by showing that they care about their customers and their customers' ability to recover lost or stolen items and (ii) the coding will enhance the ability of manufacturers and distributors to combat retail and warranty fraud. There can be no assurance, however, that the Company will be able to successfully expand its service in this fashion.

THE COMPANY'S PERSONAL PROPERTY IDENTIFICATION AND RECOVERY SYSTEM

         The Company provides a totally integrated personal property identification and recovery system. The Company's strategy is to provide a personal property identification and recovery system that does not merely provide another method of identifying articles, but instead provides a simpler method of identifying articles as well as a complete identification and recovery service that will help return the articles back to members when the articles are located. The Company's system is comprised of four key elements: (1) an identification device; (2) a scanning network; (3) a computer database; and (4) a pick up and delivery system.

         THE IDENTIFICATION DEVICE. The Company offers its members special encoded labels that are attached to the members' personal possessions and contain ownership information in advanced bar code form (PDF 417 symbology). In addition to the coding, a North American 1-800 number, a toll free worldwide number, and the "call to action" phrase "IF FOUND CALL" are printed on the labels. The Company believes that its labels provide a better method of identification that will remain on possessions and will remain intact because the labels: (i) use a 1.0 mil strong, permanent acrylic adhesive; (ii) have high cohesion; (iii) have good resistance to heat, cold and ultraviolet rays; (iv) have good quick-stick, peral and shear strength; (v) include a hard layer coating on the exterior of the label for abrasion resistance and resistance to solvents; and (vi) are read by PDF 417 technology which allows scanning even if the labels are partially defaced. Eventually, the Company plans to expand its service by having manufacturers of products such as computer chips, bicycles, power tools, electronic equipment, cameras and auto parts apply such coding directly onto or into products at the source of manufacture. There can be no assurance, however, that the Company will be able to so expand its service.

         THE SCANNING NETWORK. The Company has begun to locate the scanning equipment required to scan the PDF 417 encoded labels at key points of recovery in major metropolitan areas in North America. Scanning locations are expected to include police stations, major transportation lost and founds, and certain high traffic public facilities, such as theme parks and other tourist attraction venues. In addition, arrangements have been made with a national courier company in Canada, Purolator Courier Ltd. ("Purolator"), to maintain scanning locations. As of June 25, 1996, the Company had placed scanners into 40 police stations and other sites in Canada (16 in Ontario and 24 outside Ontario). Negotiations to place scanners in the United States have begun. As of June 25, 1996, the Company had letters of intent from more than 125 police and sheriff locations throughout the United States to accept the Company's scanners, but had installed only 16 scanners in the United States pursuant to those letters of intent. There can be no assurance that these letters of intent will result in additional placed scanners.

         THE COMPUTER DATABASE. After a member's lost item has been found and then scanned, the labels are linked electronically to a central computer database. Each label is registered to a particular member, and the computer database contains membership information that permits the Company to identify the member who owns a retrieved article. The Company's computer database operates in a fast, multiple-user environment with easy-to-read and easy-to-fill-in screens that accommodate multiple member service entries and minimize member waiting times.

         To ensure the security and integrity of its membership and recovery code databases, the Company uses a combination of program design, technology and Company policies. The integrity of the label/member relational link is critical to the proper operation of the Company's personal property identification and recovery system as it provides the facility through which the rightful owner of a recovered item is identified, thus enabling the Company to return the recovered property to the member. The Company uses five methods to establish a secure member/label relation: (i) the Company policy of "zero tolerance" for matching errors; (ii) the use of two secure servers, an NT member database server and unix label database server; (iii) the use of FoxPro database software across all platforms; (iv) the process of linking and verifying the member ID number and summary or "master" recovery code during order assembly and fulfillment on two levels using a bar code scanner to reduce the risk of human error; and (v) the use of a data entry screen with mandatory prompts and a verification algorithm by the link established during direct response activation.

         The privacy and protection of the membership and recovery code databases are secured through: (i) the Company policy not to release membership information to any third party (other than police agencies); (ii) the use of four levels of system redundancy -- tape backup, equipment replacement inventory, off-site redundant system, and hard copy record keeping; and (iii) the prevention of unauthorized server access through the use of (a) serialized, password protected copy written proprietary software used by recovery terminals;
(b) a separate communication server for remote access; (c) distinct communication and network protocols between the remote access server and the membership database server; and (d) a system audit by an independent third party which indicated that the membership database could not be accessed remotely and that system integrity is high.

         No security system or procedures are foolproof and many aspects of the Company's operations involve some degree of security risk. Any material breach of security could have a material adverse effect on the Company's business, operating results and financial condition.

         THE PICK UP AND DELIVERY SYSTEM. Once the label has been scanned and the computer database has notified a Company service representative of the location and owner of an article, a Company service representative then notifies the member that his or her possession has been found and informs the member of the item's location. The identified item may then be picked up by the member or, upon the member's request, delivered to the member safely and promptly by courier at the member's expense. The Company also has implemented and offers a supplemental service called the "Tracker Plus" service, which covers the full cost of returning possessions to members.

THE COMPANY'S CARD REGISTRATION SERVICE

         In addition to the Company's personal property identification and recovery system, the Company has implemented and is currently offering a card registration service marketed through telemarketers. This service permits a member, with a single toll free phone call, to: (i) cancel all of the member's lost or stolen debit and credit cards; (ii) request replacement cards; (iii) request a wire of emergency funds or replacement airline tickets (charged to the member's credit card); (iv) request a change of address for all cards; and (v) be covered on fraudulent charges on cards, after notifying the Company, in an amount of up to $6,000. There can be no assurance that the Company will be able to successfully market its card registration service or that the Company will be able to compete successfully with companies offering similar services. See "BUSINESS - Competition".

THE IACP ENDORSEMENT

         The Company has secured the endorsement of the International Association of Chiefs of Police (the "IACP"), a nonprofit organization of approximately 14,000 members from the world's law enforcement community founded in 1893. The Company's present license agreement with the IACP runs through February 12, 1999.

          Under the license agreement with the IACP, the Company has agreed to pay the IACP the greater of $100,000 per year or a fee based on the total number of subscribers of the Company calculated as follows:

                Number of
                Subscribers                     Per Capita Amount
                -----------                     -----------------

                0 - 1,000,000                   $0.20 (20 cents)
                1,000,001 - 5,000,000           $0.10 (10 cents)
                More than 5,000,000             $0.075 (7.5 cents)

THE COMPANY'S MARKETING STRATEGY

         THE PERSONAL PROPERTY IDENTIFICATION AND RECOVERY SYSTEM. The Company is attempting to position itself as a credible and worthwhile, but not fail safe, service that provides peace of mind (like insurance) and has a favorable price-to-value relationship. The guiding principle behind the Company's marketing strategy is that the Company is in the business of providing a totally integrated personal property identification and recovery service, not merely selling identification labels. The benefit of this service to the Company's members is an increase in the probability of recovery of the members' lost and stolen possessions. Thus, one key to the Company's long-term success will be the effectiveness of the Company's personal property identification and recovery system in helping to improve the existing low recovery rates. There can be no assurance, however, that the Company will be able to achieve any particular increase in these recovery rates for its members or to increase the overall recovery rate for lost and stolen items in general. As of June 25, 1996, the Company had received reports of 20 losses and had made 65 successful recoveries of its members' personal possessions.

         Another portion of the Company's marketing strategy is to pursue an aggressive and preemptive North American roll-out of the Company's service. By establishing a critical mass of labels in the marketplace, the Company hopes to establish a de facto "identification" standard. The Company believes that this can be done if (1) the initial distribution of labels is performed on a large scale and done quickly and (2) the public is confident that the Company's personal property identification and recovery system improves recovery rates and therefore is of value to the consumer. The Company is attempting to establish credibility and confidence in the marketplace by, among other things, utilizing fusion marketing through the establishment of affiliations, alliances, sponsorships, and promotional programs with well recognized, stable and reputable organizations that have an interest in the protection, security, loss prevention or insurance industries. There can be no assurance that the Company will be able to establish a critical mass of labels and a broad network of compatible scanners early enough to establish a leading and sustainable market position or that the Company will be able to establish credibility and confidence in the marketplace. Any inability by the Company to do so could have a material adverse effect on the Company's business, operating results and financial condition.

         THE CARD REGISTRATION SERVICE. The Company is currently gaining a small market share in the card registration industry. The Company believes that it not only offers a competitive product, but also adds the extra feature of its recovery services to the list of benefits offered to members of the card registration service. See "BUSINESS - Competition".

THE COMPANY'S PLAN OF DISTRIBUTION

         THE PERSONAL PROPERTY IDENTIFICATION AND RECOVERY SYSTEM. The Company is approaching the distribution of subscriptions to its personal property identification and recovery service in several ways.

         First, the Company is selling its service at the "grass roots" level via direct marketing. The Company anticipates that this direct marketing will be through door-to-door canvassing in major urban high density locales, through telemarketing, through direct mail solicitations, through multi-level marketing or through a combination of more than one of these techniques. On April 8, 1996, the Company entered into a marketing agreement with Tracker Referral Network International, Inc. ("Tracker Referral"), a direct sales company in the business of marketing through independent distributors using a proprietary marketing plan. Under the agreement, Tracker Referral was appointed as the Company's exclusive multi-level marketing company in the United States and was granted non-exclusive rights to make direct commercial sales to third party businesses in the United States, in both cases provided that certain sales quotas are achieved. The agreement is for an initial term of five years and automatically renews for an additional five years upon Tracker Referral's attainment of the specified sales quotas. Additionally, the Company is obligated to provide the Company's products and marketing materials to Tracker Referral at prices specified in the agreement.


         Second, the Company is beginning to establish promotional programs with retailers of consumer specialty products that have a high potential for loss such as home electronics, luggage, sporting goods, bicycles, cameras and higher valued fashion items. For example, the Company has entered into an agreement with Samsonite Canada, Inc. ("Samsonite") pursuant to which the Company will supply to Samsonite 70,000 tags that Samsonite will affix to its merchandise to provide Samsonite customers an explanation of the benefits of the Company's personal property identification and recovery system and receive a free luggage tag with a Tracker recovery label. The Company agreed to reimburse Samsonite for the cost of affixing and shipping the tags and granted exclusivity to Samsonite in the luggage industry in Canada through March 6, 1997. Upon achievement of certain sales quotas, Samsonite may continue the promotion and its exclusivity in Canada for an additional year.

         The Company also has entered into an agreement with Sony of Canada Ltd. ("Sony") pursuant to which Sony store representatives will resell to Sony's retail customers kits purchased from the Company by Sony. For the life of the program, Sony will include a write up on the program in each of its monthly newsletters. Sony also will include a feature on the program in a one-quarter page advertisement within Sony's national brochure. Under the agreement, the Company is obligated to provide to Sony a yearly commission equal to 20% of the renewal revenues received by the Company related to kits sold by Sony for two renewal terms. The agreement also provides the Company with the right, subject to Sony's ability to cancel such right at any time, to promote the kits using the name "Sony."

         The Company also plans to establish promotional programs with other selected national retail chains chosen for their potential to lend credibility to the Company's service and for their reach in selected markets. The Company believes its service adds value to retailers' products because the service shows that the retailers care about their customers and their customers' ability to recover lost or stolen items. To encourage such retailers to promote the Company's service as a value added to the items purchased from the retailers, the Company may provide retailers with commissions, limited time exclusivity within a particular market, cooperative marketing and advertising funding, and special timed promotions. In addition, the Company has entered into an agreement with Merchant Partners Limited Partnership ("Merchant Partners") through which Merchant Partners will actively introduce and promote the Company to, among others, Montgomery Ward & Co. Incorporated ("Montgomery Ward"), ValueVision International, Inc., and all subsidiaries of Montgomery Ward (collectively, "Prospects"). There can be no assurance that the agreement with Merchant Partners will result in any sales to the Prospects.

         Third, although the Company does not anticipate that such programs will constitute a large percentage of its sales, the Company is developing other joint promotions (such as the arrangement with Samsonite described above), a bulk sales program in which the Company would sell its service in bulk to, for example, product manufacturers, and a fixed asset management program.

         THE CARD REGISTRATION SERVICE. The Company is currently marketing subscriptions in its card registration service through telemarketing. The Company also plans to attempt to develop contractual relationships with credit card issuers for sales of subscriptions to the issuers' cardholders. As of the date of this Report, however, the Company had no contractual relationships with any credit card issuers and there can be no assurance that it will be able to develop any such relationships. See "BUSINESS - Competition".

         On January 12, 1996, the Company entered into an independent contractor agreement with Datatrack, Inc. ("Datatrack") pursuant to which Datatrack conducts telemarketing efforts for the Company in the United States with respect to the card registration service. Provided certain sales quotas are met, the agreement runs for consecutive automatically renewing one year terms and provides Datatrack a right of first refusal to provide services to the Company if the business is expanded beyond the United States or if the card registration service is sold by any method other than telemarketing. Under the agreement, the Company is obligated to pay weekly commissions to Datatrack in an amount equal to 50% of the net proceeds of final sales made by Datatrack.

         General. Although the Company has been generating cashflows of approximately $150,000 per month since December 31, 1995, there can be no assurance that the Company's plan of distribution will be successful. To achieve significant revenues and profitable operations on a continuing basis, the Company must successfully market, sell and distribute its personal property identification and recovery system and its card registration service. There can be no assurance that the Company will be able to do so. In addition, there can be no assurance that any sales made by the Company will be at volumes and prices sufficient for the Company to achieve significant revenues and profitable operations,

         The Company has no material backlog of orders because the Company fills orders for its personal property identification and recovery system and card registration service as received out of existing inventory.

         The Company has granted, and may grant in the future, commissions and other payments in connection with the distribution of its services. Although such arrangements generally call for commissions or other payments only out of sales actually made, certain arrangements call for certain guaranteed payments.

INTERNATIONAL OPERATIONS

         The Company has operations in Canada and recently began test marketing in the United States. In addition, the Company signed a letter agreement with Amerasia International Holdings Limited ("Amerasia") pursuant to which Amerasia will assist the Company in selling licenses for overseas markets. Under the agreement, the Company is obligated to pay to Amerasia 8% of the exclusivity fee(s) that the Company may receive in good funds from the licensees and 2% of the ongoing paid sales generated by the Company from the licensees. There can be no assurance, however, that this letter agreement will result in any sales of foreign licenses.

         International operations are subject to inherent risks, including unexpected changes in regulatory requirements, currency exchange rates, tariffs and other barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences. There can be no assurance that these factors will not have a material adverse impact on the Company's ability to market its system on an international basis.

KEY SUPPLIERS

         The Company's ability to market, sell and operate its personal property identification and recovery system depends in part on its ability to procure the necessary scanning equipment, labels and courier services. In this regard, the Company has agreements or preliminary understandings in place with Symbol Technologies Inc. ("Symbol"), Purolator Courier Inc. ("Purolator"), Mail Boxes Etc. USA ("Mail Boxes Etc."), and DHL International Express Ltd. ("DHL"). Although the Company has preliminary understandings and agreements with suppliers of such equipment, labels and services, the Company's agreements or understandings tend to be informal, may be difficult to enforce, and may be subject to termination. Accordingly, there can be no assurance that such equipment, labels and services will be available when needed by the Company or on terms favorable to the Company. Any unavailability of such equipment, labels or services on terms favorable to the Company could prevent or delay the development, marketing, sale, operation and effectiveness of the Company's personal property identification and recovery system and could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company procures scanning equipment from Symbol. Symbol's PDF 417 is an advanced two-dimensional stacked symbology. In 1992, Symbol introduced the PDF 1000 laser scanner, the first laser scanner to read this two-dimensional bar code. The PDF 1000 laser scanner scans thirty times faster than current conventional scanners, decodes in a rastering pattern across and down the PDF 417 symbol, reads both PDF 417 (two-dimensional codes) and linear bar codes (one-dimensional codes), and is able to read poorly printed or damaged codes that have been defaced up to 60%. The Company has a preliminary understanding with Symbol whereby, subject to certain minimum annual purchase requirements, the Company was granted the exclusive right to use, for personal property identification and recovery purposes, Symbol's PDF 1000 laser scanners in Canada, the United States and Europe through the end of calendar year 1996. Pursuant to its original understanding with Symbol, the Company was required to purchase specified numbers and dollar amounts of laser scanners during each of calendar years 1994, 1995 and 1996 in order to maintain its exclusive right. The Company did not meet the minimum commitment level for 1994 or 1995. Although it does not have a formal agreement to do so, the Company has been working in conjunction with Symbol and has obtained an informal understanding to maintain the Company's exclusive right provided the Company purchases at least 830 laser scanners during calendar year 1996. There can be no assurance that the Company will be able to meet this commitment. Further, the Company's understandings with Symbol are informal, may be difficult to enforce, may be subject to early termination, and are set to expire at the end of calendar year 1996 in any event. Thus, there can be no assurance that the Company has an enforceable exclusive right to use, for personal property identification and recovery purposes, Symbol's PDF 1000 laser scanners in these geographic areas.

         In the United States, the Company has entered into an agreement with Mail Boxes Etc. pursuant to which Mail Boxes Etc. will accept, pack and ship items for the Company. For courier services, the Company uses Purolator in Canada, uses UPS (through Mail Boxes Etc.) in the United States and has engaged DHL for use in other parts of the world.

COMPETITION

         The Company is aware of one company that is planning to introduce a personal property identification and recovery system similar to the Company's. The Company believes that this competitor may offer a service that provides labels for identification purposes and an 800-number through which the finder and the owner of an item may be put in contact with each other to make their own arrangements for the return of the item to the owner. The Company believes that this company will not offer an integrated system, like the Company's, which not only provides a means of identifying an item, but also provides a complete pick-up and delivery system.

         The successful introduction of such services by this or any other competitors, or the introduction by competitors of ineffective systems that damage the credibility of the Company's industry as a whole, may have an adverse effect on the Company's business, operating results and financial condition. Moreover, the expansion of services or an increase in the level of competition by this competitor, or the entry of new competitors, may have an adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully with existing or new competitors in the personal property identification and recovery business.

         With respect to the Company's card registration service, the Company's market share is small and the market is highly competitive. Competitors include Signature, CUC International, American Express and others. These competitors have longer operating histories, benefit from substantially greater market recognition and have substantially greater financial and marketing resources than the Company. In addition, certain competitors have contractual relationships with credit card issuers for sales of subscriptions to the issuers' cardholders. Competition in this third party endorsed segment of the credit card industry is intense. Factors affecting the outcome of competition with respect to the third party endorsed segment include the quality and reliability of the services to be offered, subscriber acquisition strategy and expertise (which is highly dependent upon creative talents), operational capability, reputation, financial stability of the company supplying the services, the confidence of credit card issuers in the company's management, the compensation or fee paid to the credit card issuer and the security maintained by the company with respect to the credit card and credit data of which it has custody. As of the date hereof, the Company had no contractual relationships with any credit card issuers and there can be no assurance that it will be able to develop any such relationships. This may place the Company at a competitive disadvantage with respect to its card registration service. In addition, an increase in the level of competition from existing competitors, or the entry of new competitors, may have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully with existing or new competitors in the card registration business.

INTELLECTUAL PROPERTY PROTECTION AND INFRINGEMENT

         The Company's success will depend, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company will rely on a combination of trade secret and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect the confidential information, know-how and proprietary rights relating to its personal property identification and recovery system. The Company has filed for trademark and service mark protection in the United States and Canada over the following: (i) "All is not lost(TM)"; (ii) "Use it or lose it(TM)"; (iii) "Tracker: The Ultimate Warranty(TM)"; (iv) "Tracker(TM)"; and (v) the Tracker logo. The application in the United States for all marks except "Tracker(TM)" and the Tracker logo have been restricted to services only as opposed to goods. In addition, the Company has filed an international patent application pursuant to the Patent Cooperation Treaty for its personal property identification and recovery system. There can be no assurance, however, that these will mature into an issued patent or issued trademarks or service marks or that any patent, trademark or service mark obtained or licensed by the Company will be held valid and enforceable if asserted by the Company against another party. In addition, the above protections may not preclude competitors from developing a personal property identification and recovery system that is competitive with the Company's system. The Company does not believe that its products and trademarks and other confidential and proprietary rights infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future. The successful assertion of such claims would have a material adverse effect on the Company's business, operating results and financial condition.

CAPITAL REQUIREMENTS

         Although the Company has begun to achieve ongoing significant cashflows (approximately $150,000 per month since December 31, 1995), the Company will require additional capital in order to implement its business plan in the manner contemplated. The acquisition of equipment, establishment of distribution channels and conduct of a comprehensive marketing campaign are critical to the Company's success. During the upcoming twelve months, the Company will require additional debt or equity financing to conduct and complete such activities, as it is anticipated that cashflows from revenues will not be sufficient to fund the business plan until at least March 1997. In addition, there can be no assurance that cashflows from revenues will be sufficient to fund the business plan in the timeframe anticipated by the Company, if at all. Although no assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, management believes it is likely that the Company will be able to obtain sufficient funding to support its operations. Any failure to receive sufficient funding when needed, in sufficient amounts, and on acceptable terms may prevent or delay the marketing, sale and operation of the Company's personal property identification and recovery system and its card registration service and may have an adverse effect on the Company's business, operating results and financial condition. For a complete discussion on capital requirements, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Capital Requirements".

EMPLOYEES

         As of June 25, 1996, the Company employed a total of 34 persons, including 2 in management, 5 in administration and accounting, 20 in operations (14 of whom are part-time), 3 in sales and marketing and 4 in information systems. The Company's future success will depend in large part on its ability to attract, train and retain highly skilled and qualified personnel. There can be no assurance that the Company will be successful in attracting, training and retaining such personnel.

         None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages, and the Company believes that its relations with its employees are excellent.

GOVERNMENTAL REGULATIONS

         Except as described in the next paragraph, the Company is not subject to any governmental regulations other than those applicable to businesses generally. Although the Company believes it is in compliance with all currently applicable regulations, additional regulations could be enacted in the future that could have an adverse effect on the Company's business, operating results and financial condition.

         The Company is marketing its services through the use of telemarketing and may be subject to state regulation of telemarketing if it is deemed to be a telemarketer within the meaning of such regulations. Although such regulations vary greatly from state to state, they generally require telemarketers (as defined in the regulations) to (i) apply for and obtain a state registration or license before conducting telemarketing; (ii) disclose certain information to consumers (for example, the identify of the telemarketer, information regarding gifts or premiums that customers may be eligible to receive, and that sales made as a result of a telephone solicitation are not final unless followed by a signed contract); and/or (iii) file a surety bond or a certificate of deposit with the state. Further, state regulations typically confer on consumers certain rights, such as the right to cancel a sales agreement made with a telemarketer. A telemarketer's failure to comply with the regulations may result in civil and/or criminal liability.

         In addition, the Company, through Tracker Referral pursuant to a marketing agreement with Tracker Referral, is marketing its personal property identification and recovery services through the use of multi-level marketing. See "BUSINESS - The Company's Plan of Distribution - The Personal Property Identification and Recovery System." Tracker Referral's multi-level marketing system is or may be subject to or affected by extensive government regulation, including but not limited to federal and state regulation (which varies from state to state) of the offer and sale of business franchises, business opportunities and securities. Various governmental agencies monitor multi-level marketing activities. Although such multi-level marketing is performed by Tracker Referral rather than by the Company, and although the Company believes that Tracker Referral's multi-level system is in substantial compliance with all currently applicable regulations, there can be no assurance that Tracker Referral will be found to be in compliance with existing regulations as a result of, among other things, misconduct by independent contractors over whom Tracker Referral has limited control, the ambiguous nature of certain of the regulations, and the considerable interpretive and enforcement discretion given to regulators. Any assertion or determination that Tracker Referral or its independent contractors are not in compliance with existing regulations, or the enactment of additional regulations in the future, could have a material adverse effect on the Company's business, operating results and financial condition. Further, any failure to comply could cause Tracker Referral or the Company to pay fines as well as to quit doing business in any state where it is out of compliance.

         The Company believes that compliance with federal, state or provincial, and local provisions which have been enacted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have any material effect upon the Company's capital expenditures, earnings and competitive position. The Company does not believe that it will incur any material capital expenditures for environmental control facilities for the remainder of its current fiscal year and the next fiscal year.

                               ITEM 2. PROPERTIES

         Tracker Canada currently leases office premises in Toronto and has entered into a lease agreement for these premises. The term of the lease is ten
(10) years, which commenced on January 1, 1994. The lease requires payment of an annual base rent of $22,000 for the first five years. Thereafter the lease calls for rent at market value less twenty percent (20%). If the present lease cannot be renewed or if Tracker Canada elects not to renew the lease, Tracker Canada does not anticipate any difficulty in securing adequate new space.

         The Company believes that suitable additional space will be available as needed if future expansion is required.

                          ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that would have a material adverse effect upon the Company's business, operating results or financial condition. The Company believes that the Securities and Exchange Commission may be inquiring into trading in the Company's securities. The Company has no reason to believe that it is the target of any such inquiry, or that any activity of the Company would result in any liability under the federal securities laws.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         During the last quarter of the fiscal year ended March 31, 1996, no matters were submitted to a vote of the security holders of the Company. The Registrant held its annual general meeting of shareholders' for the year ended March 31, 1995 on November 1, 1995 to vote on election of directors, a proposal to approve the Amendment of the Certificate of the Corporation, a proposal to approve the Amendment of the 1994 Stock Incentive Plan, and to ratify the appointment of auditors. The matters that were voted upon at the annual general meeting of shareholders' on November 1, 1995, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth in the table below:

- -------------------------------------------------------------------------------------------------------------
                                  Votes For    Votes Against      Votes        Abstention    Broker Non-Votes
                                                                 Withheld
- -------------------------------------------------------------------------------------------------------------
1. Election of Directors:
Wolfgang H. Kyser                 8,170,178          -            17,746            -                -
Ed J. Korhonen                    8,170,178          -            17,746            -                -
- -------------------------------------------------------------------------------------------------------------
2. Proposal to approve the
Amendment of the Certificate      8,174,094        13,830            -              -                -
of the Corporation
- -------------------------------------------------------------------------------------------------------------
3. Proposal to approve the
Amendment of the 1994 Stock       8,169,999        17,925            -              -                -
Incentive Plan
- -------------------------------------------------------------------------------------------------------------
4. Ratification of the
appointment of Price
Waterhouse as Independent         8,187,324           600            -              -                -
Auditors.
- -------------------------------------------------------------------------------------------------------------

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

                  The Company's Common Stock is traded in the over-the-counter market, is quoted on the OTC Bulletin Board and is quoted in the "pink sheets" under the symbol "TRKR". Quotations for the Company's common stock were first listed on the OTC Bulletin Board on May 5, 1993. The market for the Company's Common Stock must be characterized as extremely limited due to the low trading volume and the small number of brokerage firms acting as market makers. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the value of, the Common Stock. No assurance can be given that the over-the-counter market for the Company's securities will continue, that a more active market will develop or that the prices in any such market will be maintained at their current levels or increased.

         The following table sets forth, for the periods indicated, the high and low bid quotations for the Company's Common Stock as reported by the National Quotation Bureau, Inc. These quotations reflect inter-dealer prices, without adjustments for retail markups, markdowns or commissions, and do not represent actual transactions.

         Quarter Ended                                 High              Low
         -------------                                 ----              ---
         June 30, 1994                               $  8.5000         $ 1.7500
         September 30, 1994                          $  9.5000         $ 4.0000
         December 31, 1994                           $  6.7500         $ 5.0000
         March 31, 1995                              $  5.3750         $ 0.5000
         June 30, 1995                               $  3.0625         $ 0.6250
         September 30, 1995                          $  2.8750         $ 0.3750
         December 31, 1995                           $  2.6250         $ 0.5000
         March 31, 1996 *                            $  0.8125         $ 0.0625

- ----------
*        Excludes January 8, 1996, for which the National Quotation Bureau, Inc.
         was unable to provide information.

         On June 25, 1996, the high and low bid quotations for the Company's Common Stock on the OTC Bulletin Board were $0.50 and $0.125, respectively. As of June 25, 1996, there were 10,711,885 shares of Common Stock outstanding held by approximately 320 holders of record, including broker-dealers and clearing corporations holding common shares on behalf of their customers, and 5,209,762 shares of Class B Voting Common Stock outstanding held by Montreal Trust Company of Canada, as Trustee, on behalf of approximately 100 holders of record.

         The Company has never paid any cash dividends on its Common Stock and does not intend to pay any cash dividends in the foreseeable future. Future earnings, if any, will be retained to fund the development and growth of the Company's business. In addition, Tracker U.S. has agreed not to declare and pay cash dividends on its Common Stock unless it also causes Tracker Canada to declare and pay cash dividends on the Tracker Canada Exchangeable Preference Shares at the same time and in the same manner as the dividends paid on the Common Stock of Tracker U.S. Tracker U.S. must provide Tracker Canada with adequate funds, through a contribution to capital surplus, to pay such dividends. Further, the Company's agreement with Saturn Investments, Inc. provides that, without first obtaining the written consent of Saturn, certain controlling stockholders must not vote for, and must exercise their best efforts as significant shareholders to ensure that the Board of Directors does not approve, the declaration or payment of any dividends or the making of any distribution out of the ordinary course of the Company's business to the shareholders of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - Investment by Saturn Investments, Inc."

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data for the Company presented below should be read in conjunction with the detailed information and financial statements appearing elsewhere in this Report. The selected consolidated financial data at March 31, 1994, 1995 and 1996 and for the years ended March 31, 1995 and 1996 and the period from inception at May 6, 1993 through March 31, 1994 have been derived from the audited consolidated financial statements of the Company which have been audited by Price Waterhouse LLP, independent accountants.

         For accounting purposes, the Reorganization with Tracker Canada is being treated as a reverse merger/acquisition with recapitalization of Tracker Canada as the acquirer because, among other factors, the assets and operations of Tracker Canada significantly exceeded those of Ultra Capital Corp. (Tracker U.S.'s predecessor) and the shareholders of Tracker Canada control Tracker U.S. after the Reorganization. The Reorganization is being treated for accounting and financial reporting purposes as an issuance of shares by

Tracker Canada. Thus, pro forma information is not presented as the Reorganization is not a business combination. The historical consolidated financial statements prior to July 12, 1994 are those of Tracker Canada. Tracker Canada was organized on May 6, 1993. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Reorganization" and Note 1 of Notes to Consolidated Financial Statements.

===========================================================================================================
                                            Inception (May 6, 1993)  Fiscal year ended    Fiscal year ended
Consolidated Statement of Operations Data   to March 31, 1994         March 31, 1995       March 31, 1996
- -----------------------------------------------------------------------------------------------------------
Revenues                                         $      --            $    10,187         $   106,522
- ---------------------------------------------------------------------------------------------------------
Net income (loss)                                 (2,043,425)          (5,068,583)         (6,090,730)
- ---------------------------------------------------------------------------------------------------------
Net income (loss) per share of common stock            (0.38)               (0.71)              (0.57)
- ---------------------------------------------------------------------------------------------------------

Consolidated Balance Sheet Data                 March 31, 1994       March 31, 1995      March 31, 1996
- ---------------------------------------------------------------------------------------------------------
Total assets                                     $ 2,675,527          $ 1,669,452         $ 1,193,742
- ---------------------------------------------------------------------------------------------------------
Total current liabilities                            275,660            1,446,543*          2,393,631*
- ---------------------------------------------------------------------------------------------------------
Long-term debt                                          --                   --                  --
- ---------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit)                     2,399,867              222,909          (1,378,772)
- ---------------------------------------------------------------------------------------------------------
Working capital                                    2,195,349             (445,686)         (1,728,529)
=========================================================================================================

* Included in total current liabilities for March 31, 1996 are $1,460,000 of convertible subordinated debentures and $115,241 of current deferred revenues (as compared with $0 of convertible subordinated debentures and $10,998 of deferred revenues for March 31, 1995).

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The information contained in this Report which does not constitute historical facts constitutes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such forward-looking statements involve important risks and uncertainties, including but not limited to: the risk that the Company may not be able to continue as a going concern; the risk that the Company may not be able to successfully market, sell and operate its personal property identification and recovery system and its card registration service; the risk that the Company may be unable to obtain additional financing or raise additional capital when needed and in amounts and on terms favorable to the Company; the risk that the Company will not be able to continue to implement operational, financial and accounting systems, to attract and retain highly qualified personnel to manage the future growth of the Company, and to expand, train and manage its employee base; the risk that the Company may not be able to procure the necessary scanning equipment, labels, courier services and scanning locations when needed and on terms favorable to the Company; the risk that the Company's intellectual property protection may not preclude competitors from developing a personal property identification and recovery system that is competitive with the Company's system and the risk that third parties may assert infringement claims against the Company in the future; the risk that the Company may not be able to compete with existing or new competitors; the risks inherent in international operations; and other risks detailed in this Report and in the Company's other filings with the Securities and Exchange Commission.

         There can be no assurance that the forward-looking information contained in this Report will prove to be accurate. The risks and uncertainties discussed above increase the uncertainty inherent in such forward-looking information. Accordingly, there may be differences between the actual results or plans and the predicted results or plans. Actual results or plans may be materially different than those indicated in the forward-looking information contained in this Report.

OVERVIEW

         Prior to the Reorganization effective July 12, 1994, Tracker U.S. (then Ultra Capital Corp.) had been inactive for the preceding several years and had conducted no significant operations or activities. Tracker Canada, which originated the present line of business, had its inception on May 6, 1993. During the period from inception to September 30, 1994, the Company was engaged in organizational efforts, including the hiring of technical and management personnel. During that time, the Company focused on the research and development of advanced bar code and laser scanning technology, entered into agreements or understandings with key suppliers, prepared the business and marketing plan, programmed the software and filed for patent and trademark protection in Canada and the United States. The Company has developed and begun to market, sell and operate a personal property identification and recovery system and a card registration service. The Company launched its personal property identification and recovery service in a limited test market in Toronto, Canada in October 1994 and is slowly continuing to expand its service throughout Canada. The Company recently began test marketing in the United States and has begun to introduce its service to various communities in the United States. The Company offers its services through diverse marketing channels such as joint promotional partners (i.e., Samsonite Canada, Inc.), selected retailers (i.e., Sony of Canada Ltd.), direct response (i.e., Donnelley Marketing, Inc. distribution of a 4.5 million piece drop in May 1996), door-to-door canvassing (i.e., the Company's Child ID representatives), telemarketers (i.e., Datatrack, Inc., Sitel Canada, Inc. and PR Response Inc. selling the Company's new card registration), network referral marketers (i.e., Tracker Referral Network International, Inc. selling home-based business opportunities utilizing the Company's products and services), and direct selling commercials.

         Although the Company has been generating gross cash sales of approximately $150,000 per month since December 31, 1995 and management believes there is a substantial market for the Company's service, there can be no assurance that sales made by the Company will be at volumes and prices sufficient for the Company to achieve profitable operations. Further, two of the Company's television test marketing efforts, both of which were through The L.L. Knickerbocker Company, Inc. ("Knickerbocker"), resulted in substantially less sales of the Company's personal property identification and recovery service than the Company had anticipated. First, Knickerbocker in November 1995 launched an unsuccessful television test marketing campaign that aired via broadcast television in six markets in the United States and nationally via certain cable television channels. Second, through Knickerbocker, the Company obtained a purchase order from The Home Shopping Network ("HSN") for 2,500 personal property protection ("Tracker Plus") kits. The Company's appearance on HSN in June 1996 resulted in sales by HSN of only nine of the kits. The Company, however, continues to offer its services through various marketing channels. Management continues to believe that there is a substantial market for the Company's services.

         The Company has been unprofitable since inception. During the fiscal year ended March 31, 1996, the Company incurred a net loss of $6,090,730 and, at the end of such fiscal year, had an accumulated deficit of $13,202,738. The Company expects to continue to incur losses through at least March 31, 1997. From the date of inception (May 6, 1993) through March 31, 1996, the Company had recognized revenues of only $116,709. Although the Company has begun to achieve ongoing significant cash flows (approximately $150,000 per month since December 31, 1995), the Company will require additional capital in order to implement its business plan in the manner contemplated. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company. While management believes there's a substantial market for the Company's services, no assurance can be given that the Company will achieve any significant take up rate and revenues therefrom.

         Historical financial information prior to the Reorganization effective July 12, 1994 is that of Tracker Canada. Revenue for Company services is recognized on a straight-line basis over the term of service offered. Amounts received for which service has not yet been provided are recorded as deferred revenue (presently 12 to 60 months). See Note 3 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995. During the fiscal year ended March 31, 1996, the Company had net revenues of $106,522 as compared to $10,187 net revenues for the fiscal year ended March 31, 1995. Cost of goods sold for the fiscal year ended March 31, 1996 was $40,230 as compared to $4,029 cost for the fiscal year ended March 31, 1995. This resulted in a gross profit of $66,292 for the fiscal year ended March 31, 1996 as compared to $6,158 gross profit for the fiscal year ended March 31, 1995.

         During the fiscal year ended March 31, 1996, the Company incurred a net loss of $6,090,730 as compared to a net loss of $5,068,583 for the fiscal year ended March 31, 1995. These losses included expenses in the amount of $6,157,022 for the fiscal year ended March 31, 1996 as compared to $5,074,741 for the fiscal year ended March 31, 1995. These expenses consisted of operational costs of $592,880 for the fiscal year ended March 31, 1996 as compared to $687,681 for the fiscal year ended March 31, 1995, information systems costs of $262,942 for the fiscal year ended March 31, 1996 as compared to $465,827 for the fiscal year ended March 31, 1995, sales and marketing costs of $1,031,041 for the fiscal year ended March 31, 1996 as compared to $1,737,438 for the fiscal year ended March 31, 1995, and general and administrative costs of $4,270,159 for the fiscal year ended March 31, 1996 as compared to $2,183,795 for the fiscal year ended March 31, 1995.

         Included in the deficit for the fiscal year ended March 31, 1996 are non-operating expenditures in the amount of (1) $1,059,447 for investor, media and public relations services; (2) $138,000 for legal, audit and tax professional costs associated with the Company entering the process of filing a required registration statement with the Securities and Exchange Commission; (3) $181,311 in interest expense incurred as a result of raising capital through convertible debentures; (4) $1,078,785 of ongoing costs reflecting non-cash outlays and monthly adjustments for prepaid expenditures being utilized and expensed, which include (a) $912,273 associated with the development of the Company's direct selling commercial through its contract with The L.L. Knickerbocker Company and the costs associated with fees to cover its celebrity spokesperson, Angie Dickinson, (b) $118,360 relating to the amortization of rent, and (c) $48,152 associated with the administration services provided under the Centry contract; (5) $85,646 relating to the amortization of deferred charges on the commission incurred from the securing of investors for the Company's Convertible Debentures; (6) $826,875 associated with the non-cash outlay relating to the issuance of 630,000 shares of Common Stock, restricted as to transferability, to certain officers of the Company; and (7) $429,061 associated with the non-cash outlay relating to the issuance of 770,000 shares of Common Stock to six key employees and one director as payment in lieu of prior accrued salaries and fees and as an advance of their salaries and fees through September 30, 1996 (at March 31, 1996 the unamortized portion was $340,939). All other major expense groups for the fiscal year ended March 31, 1996 have been reduced in comparison to the fiscal year ended March 31, 1995 and the Company is continuing in its efforts to minimize its operating cash "burn" rate.

         FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1994. During the fiscal year ended March 31, 1995, the Company had net revenues of $10,187 as compared to no net revenues for the fiscal year ended March 31, 1994. Cost of goods sold for the year ended March 31, 1995 was $4,029 as compared to no cost for the fiscal year ended March 31, 1994. This resulted in a gross profit of $6,158 for the fiscal year ended March 31, 1995 as compared to no gross profit for the fiscal year ended March 31, 1994.

         During the fiscal year ended March 31, 1995, the Company incurred a net loss of $5,068,583 as compared to a net loss of $2,043,425 for the fiscal year ended March 31, 1994. These losses included developmental costs in the amount of $5,074,741 for the fiscal year ended March 31, 1995 as compared to $2,043,425 for the fiscal year ended March 31, 1994. These developmental costs consisted of operational costs of $687,681 for the fiscal year ended March 31, 1995 as compared to $149,260 for the fiscal year ended March 31, 1994, information systems costs of $465,827 for the fiscal year ended March 31, 1995 as compared to $157,277 for the fiscal year ended March 31, 1994, sales and marketing costs of $1,737,438 for the fiscal year ended March 31, 1995 as compared to $606,271 for the fiscal year ended March 31, 1994, and general and administrative costs of $2,183,795 for the fiscal year ended March 31, 1995 as compared to $1,130,617 for the fiscal year ended March 31, 1994.

         The results of operations stated above for the fiscal year ended March 31, 1994 are not for a full year, but instead are for the period from May 6, 1993 (the date of inception of Tracker Canada) through March 31, 1994. Accordingly, results for the fiscal years ended March 31, 1995 and March 31, 1994 are not necessarily comparable.

LIQUIDITY AND CAPITAL RESOURCES

         From inception at May 6, 1993 through March 31, 1996, the Company has received approximately $9,652,065 in net cash from financing activities, some of which activities are noted below.

         During the year ended March 31, 1996, the Company's net cash used in operations was $3,501,557 as compared to $3,394,591 for the fiscal year ended March 31, 1995. The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, labels, packaging, marketing and advertising materials and plans, the development of a scanning network, and initial sales and promotional commitments leading and subsequent to the Canadian market launch in October 1994 and the buildup for the test launch into the United States.

         As of March 31, 1996, the Company had total current assets of $665,102 as compared to $1,000,857 at March 31, 1995. Current assets consisted of cash in the amount of $78,844 as of March 31, 1996 as compared to $107,091 at March 31, 1995, short-term investments in the amount of $221,190 as of March 31, 1996 as compared to $0 at March 31, 1995, accounts receivable in the amount of $7,361 as of March 31, 1996 as compared to $4,981 at March 31, 1995, prepaid expenses and deposits in the amount of $168,345 as of March 31, 1996 as compared to $544,432 at March 31, 1995, inventories in the amount of $115,612 as of March 31, 1996 as compared to $166,003 at March 31, 1995, a note receivable in the amount of $0 as of March 31, 1996 as compared to $178,350 at March 31, 1995, and current deferred charges in the amount of $73,750 as of March 31, 1996 as compared to $0 at March 31, 1995. As of March 31, 1996, the Company had amount due from stockholders in the amount of $58,226 as of March 31, 1996 as compared to $191,926 at March 31, 1995, long-term deferred charges totaling $66,234 as compared to $0 at March 31, 1995, net fixed assets totaling $353,729 as compared to $437,147 at March 31, 1995, and long-term investments in the amount of $50,451 as compared to $39,522 at March 31, 1995. As of March 31, 1996, the Company had liabilities of $2,393,631 as compared to $1,446,543 at March 31, 1995. Such liabilities consisted of accounts payable in the amount of $551,553 as of March 31, 1996 as compared to $1,101,424 at March 31, 1995, accrued liabilities in the amount of $266,837 as of March 31, 1996 as compared to $334,121 at March 31, 1995, current deferred revenues in the amount of $115,241 as of March 31, 1996 as compared to $10,998 at March 31, 1995, and convertible subordinated debentures in the amount of

$1,460,000 as of March 31, 1996 as compared to $0 at March 31, 1995. The Company had long-term deferred revenues in the amount of $178,883 as of March 31, 1996 as compared to $0 at March 31, 1995.

         As of March 31, 1996 and March 31, 1995, respectively, the Company had accumulated deficits of $13,202,738 and $7,112,008. To date, the Company has financed its research and development activities and operations primarily through the private placement by Tracker U.S. of First Series Convertible Debentures aggregating $1,000,000 from July to October, 1995, the private placement by Tracker U.S. of Second Series Convertible Debentures aggregating $1,189,529 through March, 1996, the sale by Tracker U.S. of a total of 1,810,000 shares of Common Stock in private placements, and the sale by Tracker U.S. pursuant to Regulation S under the Securities Act of 850 shares of Preferred Stock for $850,000 during April and May 1996.

         The sales of the 1,810,000 shares of Common Stock are described in the remainder of this paragraph. On September 16, 1994, Tracker U.S. issued, pursuant to Regulation S under the Securities Act, 785,000 shares of Common Stock (200,000 shares of which were returned to the Company) for total gross proceeds to Tracker U.S. of $2,351,700, $955,000 of which was received by Tracker U.S. in the form of cash and the remainder of which was in the form of payments by the buyer of the shares of Common Stock to third parties in cancellation of indebtedness owed by the Company to such third parties. On February 9, 1995, Tracker U.S. issued to two separate overseas buyers, pursuant to Regulation S, 275,000 shares of Common Stock for total proceeds to the Company of $550,000. On March 15, 1995, Tracker U.S. issued 500,000 units, each unit consisting of one share of Common Stock and one warrant to purchase Common Stock, for total gross proceeds to the Company of $350,000. On May 1, 1995, Tracker U.S. issued 250,000 units, each unit consisting of one share of Common Stock and one warrant to purchase Common Stock, for total gross proceeds to the Company of $250,000. Tracker U.S. also issued 200,000 shares of Common Stock to a buyer for $200,000, of which only $83,000 has been paid to Tracker U.S. by the buyer. The Company has filed suit against the investor to attempt to collect the remaining $117,000. There can be no assurance, however, that the Company will be successful in the lawsuit or will be able to collect such amount.

         In addition to the above described private placements, the Company raised $619,166 during the year ended March 31, 1996 through the issuance of 849,803 of Tracker Canada's Exchangeable Preference Shares pursuant to outstanding warrants to purchase such Exchangeable Preference Shares. Further, the Company has issued shares to employees and third parties in lieu of compensation to such employees or payments to such third parties for products or services provided to the Company.

         Tracker U.S., the parent corporation, is dependent upon the liquidity of its subsidiary, Tracker Canada. The terms of the Exchangeable Preference Shares restrict, under certain limited circumstances, Tracker Canada's ability to fund the liquidity requirements of Tracker U.S. by paying dividends or making other distributions to Tracker U.S. The Company believes that such terms have no material impact on Tracker Canada's ability to fund the liquidity requirements of Tracker U.S., however, because such terms prohibit Tracker Canada from making a distribution to Tracker U.S. without the consent of the holders of the Exchangeable Preference Shares only if all dividends accrued on the Exchangeable Preference Shares have not been declared and paid in full or an amount set aside for such payment. Because dividends on the Exchangeable Preference Shares do not accrue unless and until a dividend is declared on the Tracker U.S. Common Stock, and because Tracker U.S. has never paid any cash dividends on its Common Stock and does not intend to pay any cash dividends in the foreseeable future (see "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS"), the Company believes it is extremely unlikely that there will ever be any prohibition on distributions by Tracker Canada to Tracker U.S.

         The Company has a short-term investment, recorded at the Company's original cost of $221,190 (CDN $1.04 per share), in 288,462 shares of Stratcomm Media Ltd. ("Stratcomm"). The Company was contractually prohibited from selling such shares until May 30, 1996, and, therefore, could not recover its investment in such shares until that date. Absent any unforeseen circumstance such as a significant decline in the price of the Stratcomm stock, the Company intends to sell the Stratcomm shares as soon as possible in order to improve its liquidity.

         In July 1994 and January 1995, the Company entered into two separate agreements to acquire interests in other companies, Page-Direct Ltd. ("Page-Direct") and C.E.M. Centry Electronic Monitoring Corporation ("Centry"), which management believed at that time could enhance the Company's infrastructure and marketing capabilities. As further described in "Aborted Acquisitions; Acquisition Policy", these investments were subsequently aborted without burdening the Company cashflows too significantly. Management is focusing its attention on its core businesses as more fully described in the section entitled "BUSINESS". Long-term and short-term cash needs of the Company are more fully described in "Capital Requirements" below.

CAPITAL REQUIREMENTS

         Although the Company has been generating gross cashflows of approximately $150,000 per month since December 31, 1995, the Company will require additional capital in order to continue the Canadian and United States roll-outs and otherwise implement its business plan in the manner contemplated. The acquisition of equipment, establishment of distribution channels and conduct of a comprehensive marketing and advertising campaign are crucial to the Company's success. The Company will require additional debt or equity funding to conduct and complete such activities. No assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all. If the Company does not receive sufficient funding on acceptable terms, this could prevent or delay the marketing, sale and operation of the Company's services and may have a material adverse effect on the Company's business, operating results and financial condition.

         Management is attempting to obtain additional debt or equity funding and trying to mitigate the need for such additional funding. One critical element in management's plan to overcome the Company's present financial condition is to raise additional debt or equity funding as needed through private placements or other exempt offerings. For example, the Company raised $2,189,529 in the second half of calendar 1995 and early calendar 1996 through the sale of Convertible Debentures and raised $850,000 in April and May 1996 through the sale of Preferred Stock. Although no assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all, management believes it is likely that the Company will be able to obtain sufficient funding to support its operations and its planned marketing and advertising campaign during the twelve months following March 31, 1996.

         A second critical element in management's plan to overcome the Company's present financial condition is to mitigate the need for additional outside funding. Management plans to do this in two ways. First, to minimize the Company's cash requirements, the Company (i) has reduced staff to minimal safe operating levels, (ii) has compensated certain members of senior management in stock rather than cash, and (iii) has sought to control expenses. Second, and particularly critical to the long-term viability of the Company, the Company must decrease the need for additional outside funding by generating cash internally, i.e., through sales. For a discussion of the Company's plans with respect to increasing its sales, see "BUSINESS - The Company's Marketing Strategy" and "BUSINESS - The Company's Plan of Distribution." Although no assurance can be given that any sales made by the Company will be at volumes and prices sufficient for the Company to achieve significant revenues, eliminate or decrease the need for additional outside financing, and achieve profitable operations, management believes it is likely that its marketing and sales efforts will, in the long-term, result in sufficient sales to decrease the need for additional outside financing and achieve profitable operations.

ABORTED ACQUISITIONS; ACQUISITION POLICY

         On July 22, 1994, the Company entered into an agreement to acquire Page-Direct, a wireless communications company. Prior to cancellation of the agreement, the Company had issued 271,052 Tracker Canada Exchangeable Preference Shares to the owner of Page-Direct for 46.2% of the outstanding shares of Page-Direct and had advanced $178,350 to Page-Direct at an interest rate equal to the Royal Bank of Canada prime rate plus 2%. In June 1995, the owner of Page-Direct exercised his option under the agreement to re-acquire his interest in Page-Direct, he returned the Exchangeable Preference Shares to the Company, Page-Direct repaid the loan, and the agreement was canceled. The Company recorded the exercise of the reversionary option by the owner of Page-Direct as if it had occurred as of March 31, 1995.

         By agreement dated January 31, 1995, the Company, through Tracker Canada, committed to purchase up to 35.9% of the voting common shares of Centry through a private placement of an 8% convertible debenture in the principal amount of $405,260 (CDN $575,000). Tracker Canada advanced certain funds to Centry under the debenture and agreed to provide, over nine months, administrative services in the amount of $50,746 (CDN $72,000). In consideration therefor, Tracker Canada received 510,275 common shares of Centry, which represented approximately 9.87% of Centry's common shares then issued. Tracker Canada also secured a voting trust and option agreement over 1,248,087 common shares (approximately 17.2%) of Centry from the founders of Centry and prepaid consulting services agreements in exchange for 78,005 Exchangeable Preference Shares. The agreement contemplated that as payments were made under the debenture, Tracker Canada would receive additional shares in Centry such that upon payment of the entire convertible debenture, Tracker Canada would have voting control of 53.1% of Centry.

         Tracker Canada advanced $50,451 under the debenture to Centry and received a further 122,727 common shares for a total of 633,002 common shares representing approximately 11.96% of Centry's common shares issued. Subsequently, the Company entered into agreements with Centry which released the Company from its obligation to fund the balance under the debenture and which provided that the Company would receive a 3% commission of total gross revenues on any deal entered into by Centry with certain companies, while Tracker gave up the voting trust and option agreement. The Company has satisfied all of its administrative services obligations to Centry.

         The above-described acquisitions were completely independent. To the Company's knowledge, no common ownership or management exists between Centry and Page-Direct and their principals or promoters. The Company's original purpose in entering into the acquisitions was to acquire companies which the Company at the time believed would assist it in advancing its longer-term strategy of locating lost or stolen possessions through real-time asset tracking technologies. The acquisitions were aborted because the Company was unable to generate sufficient capital to support both its own marketing launch and the capital requirements of the acquisitions. Since making these acquisitions, management has determined that it is in the best interests of the Company to concentrate on the development of its core business (i.e., its personal property identification and recovery system and its card registration service) and to use its capital and other resources to support the development of that business. Accordingly, the Company has no present plans to make other acquisitions in the future.

INFLATION; SEASONALITY

         While inflation has not had a material impact on operating results and management does not expect inflation to have a material impact on operating results, there can be no assurance that the business of the Company, on a consolidated basis, will not be affected by inflation in the future. While the Company's business to date has not been seasonal and management does not expect that its business will be seasonal in the future, there can be no assurance that the business of the Company, on a consolidated basis, will not be seasonal in the future.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements for the year ended March 31, 1996 are included beginning at page 47.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                   -- None --

                                    PART III

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth certain information with respect to the Company's executive officers and directors as of June 25, 1996:

             Name           Age                                      Position
- ------------------------  -------    -----------------------------------------------------------------------
I. Bruce Lewis              55       Tracker U.S.: Chief Executive Officer, President and Chairman of the
                                     Board of Directors; Tracker Canada: President, Chief Operating
                                     Officer, Chief Executive Officer and Chairman of the Board of Directors

Mark J. Gertzbein           41       Tracker U.S.: Executive Vice President, Chief Financial Officer,
                                     Secretary, Treasurer and Deputy Chairman of the Board of Directors;
                                     Tracker Canada: Senior Vice President of Finance, Chief Financial
                                     Officer, Secretary and Director

Ed J. Korhonen              60       Tracker U.S.: Director

Quincy A.S. McKean III      40       Tracker U.S.: Director

Charles J. Coronella        63       Tracker U.S.: Director

Wolfgang Kyser              49       Tracker U.S.: Director

Leonard Yakobovits          37       Tracker U.S.: Director

         I. BRUCE LEWIS has been the Chairman of the Board of Directors and Chief Executive Officer of Tracker U.S. since June 30, 1994. Mr. Lewis has also served Tracker U.S. as President since August 12, 1995. Mr. Lewis also serves Tracker Canada as its Chief Executive Officer and Chairman of the Board of Directors and has so served since May 1993. For the period from 1980 through May 1990, Mr. Lewis was President and a Director of Albert Berg Limited and its subsidiaries. Albert Berg was petitioned into bankruptcy by its creditors in May 1990. From June 1988 to August 1990, he served as the President of Cape Breton Chemical Corporation, a start-up PVC flexible stretch wrap manufacturer. From May 1990 through May 1993, Mr. Lewis was also a consultant to various companies in the areas of management and acquisition financing.

         MARK J. GERTZBEIN has been the Deputy Chairman of the Board of Directors, the Executive Vice President and the Chief Financial Officer, Secretary and Treasurer of Tracker U.S. since June 30, 1994. In addition, Mr. Gertzbein has served as the Senior Vice President of Finance, the Chief Financial Officer and Secretary of Tracker Canada since his appointment in July 1993 and as a Director of Tracker Canada since May 1993. From August 1984 to June 1988, he served Albert Berg Limited as Vice President, Finance and Administration. Albert Berg was petitioned into bankruptcy by its creditors in May 1990. From June 1988 to August 1990, he served as the Chief Financial Officer of Cape Breton Chemical Corporation, a start-up PVC flexible stretch wrap manufacturer. From August 1990 to June 1991, Mr. Gertzbein consulted various companies on administrative, accounting and tax related issues. From June 1991 to July 1993, he served as the Corporate Controller for Summit Cosmetics, Inc., an exclusive warehouse and distributor in the cosmetics and fragrance industry.

         ED J. KORHONEN has been a Director of Tracker U.S. since November 1, 1995. He was the President, Chief Operating Officer and a Director of Tracker Canada from May 1993 through May 1996. Since resigning from his positions with Tracker Canada in May 1996, Mr. Korhonen has been the Executive Vice President of Eco Logic International Inc. Mr. Korhonen served Nabisco Brands Limited as President of Confectionery, Industrial Products and Grocery Divisions from 1977 to 1988 and was President of Maple Leaf Flour Products from 1989 to 1991. He has subsequently engaged in business consulting with a company, Ed Korhonen Management, he founded in 1991 and was a partner in the management consulting firm of Sniderman & Wood from January 1992 through May 1993. Mr. Korhonen also consults with Tracker Canada.

         QUINCY A.S. MCKEAN III has been a Director of Tracker U.S. since June 30, 1994. Mr. McKean was a director of Ultra Capital Corp., the predecessor entity of the Company, from February 1992 to June 1994. From January 1987 through March 1990, Mr. McKean was employed by First Fidelity Bank, N.A./First Fidelity Brokers of Newark, New Jersey, where he managed retail and institutional accounts. From March 1990 through July 1994, he was a registered representative with Kidder Peabody & Co. in New York City. Since July 1994, Mr. McKean has been associated, as a registered representative, with the New York securities firm of Mercer, Bokert, Buckman and Reid, Inc.

         CHARLES J. CORONELLA has been a Director of Tracker U.S. since June 30, 1994. Since 1995, Mr. Coronella has been the Chairman and Chief Executive Officer of Executive Service Corp. of Arizona. He has been a Director of Acordia of Arizona since 1993 and has been its Chairman of the Board since 1996. Acordia of Arizona is a wholly-owned subsidiary of Acordia, Inc., a New York Stock Exchange listed company. Mr. Coronella served as President and Chief Executive Officer of Chase Bank of Arizona from 1991 to 1994. Prior to that, Mr. Coronella served as a consultant to The Chase Manhattan Corporation from 1990 to 1991. From 1989 to 1990, Mr. Coronella was responsible for the management of Chase Manhattan Bank's United States banking subsidiaries.

         WOLFGANG H. KYSER has been a Director of Tracker U.S. since June 30, 1994. Since 1986 Mr. Kyser has been a principal and the Chief Executive Officer of KHB Investments Corporation, which deals with foreign investments in Canada and the United States. Since 1995, Mr. Kyser has been a principal and the President of Kyser Pacific Group, which invests in and develops real estate. From December 1987 through September 1992, he was the sole director of "687292", an Ontario company which held real estate. In November 1992, "687292" was petitioned into bankruptcy by its creditors. Mr. Kyser also is a Director of AEG Sorting Systems, Inc. and Olympia Business Machines Ltd.

         LEONARD YAKOBOVITS has been a Director of Tracker U.S. since September 8, 1995. Since 1985 Mr. Yakobovits has been the President of Dezco Holding & Trading, a North American clear-out specialist and distributor for branded consumer products. Mr. Yakobovits also consults with Tracker Canada.

CLASSIFICATION OF BOARD OF DIRECTORS OF TRACKER U.S.

         Tracker U.S.'s Certificate of Incorporation and Bylaws provide that the Board of Directors is divided into three classes of directors, with the classes to be as nearly equal in number as possible. The Certificate of Incorporation and Bylaws provide that approximately one-third of the directors of Tracker U.S. will continue to serve until the 1996 annual meeting of stockholders, approximately one-third will continue to serve until the 1997 annual meeting of stockholders, and approximately one-third will continue to serve until the 1998 annual meeting of stockholders. Messrs. McKean and Coronella have been elected to serve until the 1996 Annual Meeting of Stockholders. Messrs. Lewis, Gertzbein and Yakobovits have been elected or appointed to serve until the 1997 Annual Meeting of Stockholders. Messrs. Kyser and Korhonen have been elected to serve until the 1998 Annual Meeting of Stockholders.

         The classification of the Board of Directors would make it more difficult for stockholders to change the composition of the Board of Directors and could discourage a third party from attempting to obtain control of Tracker U.S..

COMMITTEES OF THE BOARD OF DIRECTORS OF TRACKER U.S.

         The Executive Committee is comprised of I. Bruce Lewis and Mark J. Gertzbein. The Audit Committee, which is comprised of Messrs. Coronella, McKean and Gertzbein, is responsible for: (i) reviewing and recommending the engagement each year of the Company's independent auditors; (ii) consulting with the independent auditors on the adequacy of the Company's internal controls; (iii) reviewing, with the independent auditors, the auditors' reports on the Company's financial statements; and (iv) taking such other steps as the Audit Committee deems necessary to carry out the normal functions of an audit committee. The Ethics Committee is comprised of Wolfgang H. Kyser and Charles J. Coronella. The Compensation Committee, which is comprised of Messrs. Coronella (Chairman) and McKean, is responsible for: (i) determining the compensation of the Company's senior officers; (ii) reviewing recommendations by management as to the compensation of other officers and key personnel; and (iii) reviewing management's succession program. Further, the Compensation Committee administers the Company's 1994 Stock Incentive Plan (the "1994 Plan").

                         ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Non-employee directors are paid $500 for attendance at each meeting of the Board of Directors or a committee meeting and an annual retainer of $10,000. On August 16, 1995, the Company issued 41,143 shares of Common Stock to Mr. Coronella in lieu of $36,000 compensation owed to him for his service as a director and 31,429 shares of Common Stock to Mr. McKean in lieu of $27,500 compensation owed to him for his service as a director. On September 28, 1995, the Company issued 26,286 shares of Common Stock to Mr. Kyser in lieu of $23,000 compensation owed to him by the Company for his service as a director. On May 3, 1996, the Company issued 10,000 shares of Common Stock to each of Messrs. Coronella and McKean in lieu of $4,500 compensation owed to him for his service as a director, issued 5,556 shares of Common Stock to Mr. Kyser in lieu of $2,500 compensation for his service as a director, and issued 8,889 shares of Common Stock to Mr. Yakobovits in lieu of $4,000 for his service as a director. In addition, non-employee directors are eligible to receive options to purchase shares of the Company's Common Stock. See "EXECUTIVE COMPENSATION - 1994 Stock Incentive Plan
- - Stock Options for Non-employee Directors."

COMPENSATION OF NAMED EXECUTIVE OFFICERS

         The following table sets forth the compensation paid in cash or shares or accrued by the Company to the Chief Executive Officer and to the three other executive officers (the "Named Executive Officers") for services rendered in all capacities to the Company during the fiscal year ended March 31, 1996 and 1995.

                           Summary Compensation Table

- ------------------------------------------------------------------------------------------
                                                                                Long-term
                                                                Annual        Compensation
                                                  Fiscal     Compensation      Restricted
          Name and Principal Position              Year      ------------        Stock
                                                  Ended         Salary          Award(s)
                                                                 ($)               ($)
- ------------------------------------------------------------------------------------------
I. Bruce Lewis, Chief Executive Officer(1)         1996        175,000             --
- ------------------------------------------------------------------------------------------
I. Bruce Lewis, Chief Executive Officer(1)         1995        178,350             --
- ------------------------------------------------------------------------------------------
Mark J. Gertzbein, Chief Financial Officer         1996        175,000           413,437
& Executive Vice President(2)
- ------------------------------------------------------------------------------------------
Mark J. Gertzbein, Chief Financial Officer         1995        178,350             --
& Executive Vice President(2)
- ------------------------------------------------------------------------------------------
Gregg C. Johnson, President, Registrant(3)         1996        194,000           413,437
- ------------------------------------------------------------------------------------------
Gregg C. Johnson, President, Registrant(3)         1995        178,350             --
- ------------------------------------------------------------------------------------------
Edwin J. Korhonen, President,Tracker Canada(4)     1996        139,000             --
- ------------------------------------------------------------------------------------------
Edwin J. Korhonen, President,Tracker Canada        1995        142,680             --
- ------------------------------------------------------------------------------------------

(1) Through BL Consulting Services, Mr. Lewis contracted with Tracker Canada for annual compensation in the amount of $178,350. In connection with the Reorganization, the Company and Mr. Lewis entered into a stockholder-approved employment agreement which originally provided for base annual salary in the amount of $440,000. The Company had amended the employment agreement with Mr. Lewis, and coordinated the consulting agreement between Tracker Canada and BL Consulting Services, to terminate the consulting agreement between Tracker Canada and BL Consulting Services as of the effective date of the employment agreement between the Company and Mr. Lewis, to provide for a total compensation for the year ended March 31, 1995 in the amount of $178,350 and to reduce the annual base salary under the employment agreement between the Company and Mr. Lewis to $175,000 effective April 1, 1995. Mr. Lewis assumed the position of President of the Company following Mr. Johnson's resignation.
(2) Through MJG Management Accounting Services Ltd., Mr. Gertzbein contracted with Tracker Canada for annual compensation in the amount of $178,350. In connection with the Reorganization, the Company and Mr. Gertzbein entered into a stockholder-approved employment agreement which originally provided for base annual salary in the amount of $350,000. The Company had amended the employment agreement with Mr. Gertzbein, and coordinated the consulting agreement between Tracker Canada and MJG Management Accounting Services Ltd., to terminate the consulting agreement between Tracker Canada and MJG Management Accounting Services Ltd. as of the effective date of the employment agreement between the Company and Mr. Gertzbein, to provide for a total compensation for the year ended March 31, 1995 in the amount of $178,350 and to reduce the annual base salary under the employment agreement between the Company and Mr. Gertzbein to $175,000 effective April 1, 1995. On April 11, 1995, the Compensation Committee granted Mr. Gertzbein 315,000 shares of restricted stock under the 1994 Plan.
(3) Through Spire Consulting Group, Inc., Mr. Johnson contracted with Tracker Canada for annual compensation in the amount of $178,350. In connection with the Reorganization, the Company and Mr. Johnson entered into a stockholder-approved employment agreement which originally provided for base annual salary in the amount of $350,000. The Company had amended the employment agreement with Mr. Johnson, and coordinated the consulting agreement between Tracker Canada and Spire Consulting Group, Inc., to terminate the consulting agreement between Tracker Canada and Spire Consulting Group, Inc. as of the effective date of the employment agreement between the Company and Mr. Johnson, to provide for a total compensation for the year ended March 31, 1995 in the amount of $178,350 and to reduce the annual base salary under the employment agreement between the Company and Mr. Johnson to $175,000 effective April 1, 1995.

         On April 11, 1995, the Compensation Committee granted Mr. Johnson 315,000 shares of restricted stock under the Plan. Mr. Johnson resigned from all positions with the Company effective August 12, 1995 but continued to act as a consultant up to March 31, 1996. To date, the Company has not paid any compensation to Mr. Johnson under the Consulting Agreement.

(4) Mr. Korhonen resigned from all positions with Tracker Canada effective as of May 17, 1996. However, he remains as a non-employee director with Tracker U.S. and a consultant to Tracker Canada.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL

         On June 30, 1994, the Company, in connection with the Reorganization, entered into stockholder approved employment agreements with Messrs. Lewis, Gertzbein and Johnson. The agreements originally provided for base salaries at annual rates equal to $440,000, $350,000 and $350,000, respectively. Effective July 12, 1995, upon recommendation of the Compensation Committee of the Board of Directors and with the agreement of each of Messrs. Lewis, Gertzbein and Johnson, each of these employment agreements was amended to reduce annual base salaries to $175,000, with a maximum relocation allowance of $25,000 and a maximum car allowance of $10,000. In addition, each such person is eligible for discretionary bonuses. Mr. Johnson has subsequently resigned from all positions with the Company but continues to act as a consultant on the terms described below up to March 31, 1996.

         Pursuant to his employment agreement, Mr. Gertzbein is entitled to an annual profit sharing bonus of 1.75% of the Company's consolidated pre-tax profits in excess of $2,000,000; provided, however, that such bonus shall not exceed $1,000,000 in any year. The agreement also provides for a one-time cash bonus equal to one year's base salary upon the successful completion of certain financing arrangements being pursued by the Company. The agreements for Messrs. Lewis and Gertzbein have an initial term of three years with one year renewal terms thereafter, and provide for the payment of a relocation allowance equal to 25% of each such executive's base salary and a car allowance of not more than 7.5% of each such executive's base salary, subject to the caps described above. Each agreement provides that the executive is entitled to participate in any stock option, stock purchase, annual bonus, pension, profit sharing, life insurance and medical benefit plans and such other fringe benefits that may be applicable to the Company's senior executive employees.

         If either Mr. Lewis' or Mr. Gertzbein's employment is terminated by the Company for cause (as defined in the executive's employment agreement) or during the probationary period or by the executive for any reason (other than for good reason (also as defined)), the executive will be entitled to his compensation through the date of termination. If, prior to a Change of Control of the Company, employment is terminated due to the executive's death or disability by the Company other than for cause or by the executive for good reason, the executive would be entitled to receive all compensation through the date of termination, plus the continuation of base salary for the greater of one year or the remainder of the term of the agreement. In addition, the Company will maintain for Messrs. Lewis and Gertzbein for 12 months, or, if earlier, through the date the executive obtains alternative employment, such executive's participation in the employee benefit plans of the Company in which the executive was eligible to participate immediately before termination, to the extent permissible under such plans. The executive (or his legal representative) also will have the right to exercise all vested stock options outstanding at the termination date in accordance with the plans governing those options. The Company will use its best efforts to remove the restrictions from any restricted stock held by the executive at termination. If the executive's employment is terminated after a Change of Control, either for good reason or without cause, the executive will receive all the benefits he would have received for such a termination prior to a Change of Control, and all unvested stock options held by the executive shall become immediately fully vested. Payments made in conjunction with a Change of Control are limited to an amount that will not result in either a loss of the income tax deduction of the Company under Internal Revenue Code Section 280G or an excise tax under Code Section 4999.

         The Company entered into a Consulting Agreement with Gregg C. Johnson, which took effect upon his resignation as President of the Company on August 12, 1995. The Consulting Agreement provides for (a) a monthly fee of $10,000 until March 31, 1996, (b) a commission of 10% on funds raised for the Company, (c) a commission of 5% of net sales, if any, generated by the Company from certain marketing arrangements up to July 12, 1997, to a maximum of $500,000, (d) a commission of up to 8% of net sales generated from any other sales arrangement introduced and negotiated (subject to Company prior approval) by Mr. Johnson, up to July 12, 1998, (e) release by the Company from his $56,786 (as of August 31,
1995) indebtedness to the Company upon his returning to the Company 2,986 shares of the Company's Common Stock, and (f) reimbursement of preapproved business related expenses. To date, the Company has not paid any compensation to Mr. Johnson under the Consulting Agreement and Mr. Johnson has not returned the 2,986 shares to the Company.

1994 STOCK INCENTIVE PLAN

         GENERAL. On June 30, 1994, the stockholders approved the 1994 Stock Incentive Plan and on November 1, 1995 the stockholders approved certain amendments to the 1994 Stock Incentive Plan (collectively, the "1994 Plan"). The 1994 Plan is intended to enable Tracker U.S. to attract, retain and motivate officers, other key employees and non-employee directors of and consultants to Tracker U.S. and to provide such persons with incentives and rewards for superior performance more directly linked to profitability of the Company's business and increases in shareholder value. Individuals are selected for participation in the 1994 Plan by a Compensation Committee of the Board of Directors (the "Committee"). An aggregate of 1,250,000 shares of Common Stock have been reserved for issuance under the 1994 Plan, subject to adjustment in the event of a stock split, stock dividend or other change in the Common Stock or the capital structure of Tracker U.S. The total number of persons who may receive grants under the 1994 Plan is estimated by Tracker U.S. to be approximately twenty-one (21). The total number of non-employee directors who may receive grants under the 1994 Plan is estimated to be approximately five
(5). In no event shall the aggregate number of shares covered by grants and awards to any one individual participating in the 1994 Plan exceed 315,000 shares per year or 315,000 shares over the term of the 1994 Plan. Options that expire unexercised may again be issued under the 1994 Plan subject to the foregoing limitations. The 1994 Plan is administered by the Committee, which has the exclusive power to determine whether to grant, and the terms and conditions of any grant of, stock options, stock appreciation rights, performance shares, performance units, restricted shares or deferred shares to participants and to resolve all questions relating to the administration of the 1994 Plan. Members of the Committee are not eligible to receive grants or awards under the 1994 Plan other than the automatic grants to non-employee directors. See "EXECUTIVE COMPENSATION - 1994 Stock Incentive Plan - Stock Options for Non-Employee Directors."

         STOCK OPTIONS. Under the 1994 Plan, the Committee may grant options to purchase shares of Common Stock, including options qualifying as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to employees as additional compensation for their services to Tracker U.S. Options may be granted prior to termination of the 1994 Plan, which will occur on the earlier of June 29, 2004 or the date on which all awards available for issuance in the last year of the 1994 Plan will have been issued or canceled. Options granted are subject to adjustment in the event of a stock split, stock dividend or other change in the Common Stock or the capital structure of Tracker U.S.

         Options are exercisable over such period as determined by the Committee, but no incentive stock option may be exercised after ten years from the date of grant. However, the option term of incentive stock options which are granted to holders of ten percent or more of Tracker U.S.'s combined voting power shall not exceed five years from the date of grant. Options may be exercisable in installments as determined by the Committee and are evidenced by option agreements. No option may be transferred other than by will or by the laws of descent and distribution. Options generally cannot be exercised after the termination of service, except under certain circumstances where such termination of service is with the consent of the Committee or due to retirement, disability or death, in which event the Committee (subject in any case to the foregoing limitation on the maximum term of incentive stock options) may take any action it deems equitable or in the best interests of Tracker U.S. The purchase price of Common Stock subject to an incentive stock option cannot be less than 100% of the fair market value of such Common Stock on the date of grant. The purchase price of Common Stock subject to a nonqualified option may be less than, equal to or greater than the fair market value of such Common Stock on the date of grant. However, if any individual to whom an incentive stock option is granted is the owner of stock (as determined under Section 424(d) of the Code) possessing 10% or more of the total combined voting power of all classes of Stock of Tracker U.S. or any subsidiary of Tracker U.S., then the purchase price per share shall not be less than 110% of the fair market value of such Common Stock on the date of grant. The option price may be due upon exercise of the option and may be paid in cash, check, shares of Common Stock or other consideration acceptable to the Committee (including restricted stock), or may be deferred through a sale and remittance procedure with a Company-designated brokerage firm. Grants may also provide for reload option rights upon the exercise of options, provided that the term of any such reload option will not extend beyond the term of the option originally exercised.

         APPRECIATION RIGHTS. The Committee may also grant appreciation rights in tandem with an option or freestanding and unrelated to an option. An appreciation right entitles the participant to receive from Tracker U.S. an amount payable in cash, shares of Common Stock or a combination of cash and Common Stock equal to the positive difference between the fair market value of a share of Common Stock on the date of exercise and the appreciation right grant price, subject to any ceiling that may be imposed by the Committee. The Committee may specify that a grant of an appreciation right: (i) is subject to a waiting period before becoming exercisable; (ii) may be exercised within specified periods of time; or (iii) may be exercised only upon the occurrence of certain events, including a Change of Control (as defined below) or a Corporate Transaction (as defined below). Additionally, with respect to a tandem appreciation right, the Committee may provide that such right may be exercised only when the related option, or similar right, is exercisable and the per share market value of Tracker U.S.'s Common Stock on the date of exercise of the appreciation right exceeds the exercise price of the related option. In no event shall the aggregate appreciation rights granted to any one individual participating in the 1994 Plan exceed 315,000 per year or 315,000 over the term of the 1994 Plan.

         PERFORMANCE SHARES AND PERFORMANCE UNITS. Performance shares and performance units entitle the participant to receive cash or shares of Common Stock, or a combination thereof, based upon the degree of achievement of pre-established management objectives over a pre-established performance period determined by the Committee in its discretion. The Committee may adjust the management objectives, and the related minimum acceptable level of achievement, after the date of grant to avoid distortion that would otherwise result from events not related to the performance of the participants occurring after the date of grant. Management objectives are fixed by the Committee in its discretion on the basis of such criteria and to accomplish such objectives as the Committee may select. The Committee has sole discretion to determine the participants eligible for performance shares or performance units, the duration of each performance period, the value of each performance unit and the number of shares or units earned on the basis of Tracker U.S.'s performance relative to the established objectives. At the end of the performance period, the Committee will determine the number of performance shares and the number of performance units which have been earned on the basis of Tracker U.S.'s performance in relation to the performance objectives. Generally, a participant must be an employee at the end of the performance period to receive the performance shares or units; provided, however, that if the participant dies, retires, becomes disabled or ceases to be an employee prior to the end of the period with the Committee's consent, and in certain other circumstances, the Committee may take any action it deems equitable or in the best interests of Tracker U.S.

The number of performance units that are granted under the 1994 Plan shall not exceed 750,000 in the aggregate over the term of the 1994 Plan.

         RESTRICTED STOCK. A grant of restricted stock consists of a specified number of shares of Common Stock that is contingently awarded in amounts determined by the Committee and is subject to forfeiture to Tracker U.S. under such conditions and at such times as the Committee may determine. An employee who has been awarded restricted shares may vote and receive dividends, if any, on restricted shares, but may not sell, assign, transfer, pledge or otherwise encumber restricted shares during the restricted period. If a participant's employment ceases prior to the end of the restricted period either with the consent of Tracker U.S. or upon the occurrence of his death, disability or retirement, the restrictions may lapse with respect to some portion or all of the restricted stock as determined by the Committee. If a participant's employment terminates prior to the end of the restricted period for any other reason, all of the participant's restricted shares and restricted units are forfeited. Grants may be without additional consideration or in consideration of a payment by the participant that is less than the fair market value of the restricted stock on the grant date. On April 11, 1995, Tracker U.S. granted 315,000 shares of restricted Common Stock to each of Gregg C. Johnson and Mark
J. Gertzbein pursuant to the 1994 Plan.

         DEFERRED SHARES. The Committee may grant deferred shares to participants under the 1994 Plan. Each grant or sale of deferred shares will be subject to the fulfillment of conditions and a deferral period specified by the Committee. During the deferral period, the participant will have no right to transfer the award, no right of ownership in the deferred shares, and no right to vote the deferred shares. The Committee, however, may authorize payment of dividend equivalents on the deferred shares in cash or shares of Common Stock of Tracker U.S. on a current, deferred or contingent basis. Grants may be made without additional consideration or in consideration of a payment by the participant that is less than the fair market value on the grant date.

         STOCK OPTIONS FOR NON-EMPLOYEE DIRECTORS. Under the 1994 Plan as originally adopted, each non-employee director elected or appointed on or after the effective date of the 1994 Plan was, upon election, automatically granted an option to purchase 10,000 shares of Common Stock. The price per share to be paid at the time such option is exercised by a non-employee director equals 100% of the fair market value of the Common Stock on the date of the grant of the option. The 1994 Plan provides that options granted to non-employee directors have a maximum term of ten years and are exercisable ratably in annual installments over three years. The option price is due upon exercise of the option and may be paid in cash, check, shares of Common Stock or other consideration acceptable to the Committee or may be deferred through a sale and remittance procedure with a Company-designated brokerage firm. All options granted to a non-employee director who dies or becomes disabled while serving as a director will become immediately and fully exercisable at the time of such termination of service as a director, and all of his options may be exercised within twelve months after such cessation of service. If a former non-employee director should die within six months after cessation of Board service, the personal representative of such former director's estate may exercise those options in which the former director was vested at the time of death for a twelve month period following the death of the former director. If a non-employee director's service terminates for any reason other than those stated above, options which are not then exercisable will be canceled and options which are then exercisable may be exercised at any time within six months after the date of such termination (but not later than the expiration date of the respective options). All options granted to non-employee directors vest immediately upon a "Change of Control" of Tracker U.S. (as defined below). The portion of the 1994 Plan applicable to non-employee directors is designed to be self-executing. Effective July 12, 1994, four such grants with an exercise price of $7.95 per share were made to the four initial non-employee directors. As a result of Mr. O'Malley's resignation after serving one year on the Board of Directors, he holds vested options to purchase 3,333 shares; the balance of the options were canceled. Effective

September 8, 1995 a grant of options to purchase 10,000 shares at an exercise price of $1.81 per share was made to a newly appointed director.

         The amendments to the 1994 Plan approved by the stockholders on November 1, 1995 provide for automatic stock option grants for 10,000 shares each year to Eligible Directors (defined below). This Automatic Option Grant Program would be limited to those persons who serve as non-employee members of the Board and who do not beneficially own, directly or indirectly, or represent any stockholder that beneficially owns, directly or indirectly, more than 5% of the Company's Common Stock outstanding from time to time ("Eligible Directors"). Each individual who first becomes an Eligible Director after the date of approval of the amendment to the 1994 Plan by the stockholders would automatically be granted a nonqualified option to purchase 10,000 shares of Common Stock. On every anniversary (after December 31, 1995) of his initial election or appointment, each person who is at that time serving as an Eligible Director would automatically be granted a nonqualified option to purchase 10,000 shares of Common Stock. There would be no limit on the number of automatic option grants that any one Eligible Director may receive. In addition to the amendment to the automatic grant provisions, the amendments to the 1994 Plan provide that the exercise price of options granted pursuant to such automatic grants would be reduced to a price 25% below the average trading price of the Company's Common Stock for the 30 days immediately prior to the grant date.

         CHANGE OF CONTROL; CORPORATE TRANSACTIONS. The Committee has the discretion to accelerate benefits under the 1994 Plan in the event of a Change of Control or a Corporate Transaction.

         Under the 1994 Plan, "Change of Control" is a change in ownership or control of Tracker U.S. effected through either of the following transactions:

         a. the direct or indirect acquisition by any person or related group of persons (other than Tracker U.S. or a person that directly or indirectly controls, is controlled by, or is under common control with, Tracker U.S.) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than 50% of the total combined voting power of the outstanding securities of Tracker U.S. pursuant to a tender or exchange offer made directly to Tracker U.S.'s stockholders or other transaction, in each case which the Board does not recommend that Tracker U.S.'s stockholders accept; or

         b. a change in the composition of the Board over a period of 36 consecutive months or less such that a majority of the Board members (rounded up to the next whole number) ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (i) have been Board members continuously since the beginning of such period or (ii) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (i) who were still in office at the time such election or nomination was approved by the Board.

         Under the 1994 Plan, "Corporate Transaction" means any of the following stockholder-approved transactions to which Tracker U.S. is a party:

         a. a merger or consolidation in which Tracker U.S. is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which Tracker U.S. is incorporated;

         b. the sale, transfer or other disposition of all or substantially all of the assets of Tracker U.S. in complete liquidation or dissolution of Tracker U.S.; or

         c. any reverse merger in which Tracker U.S. is the surviving entity but in which securities possessing more than 50% of the total combined voting power of the outstanding securities of Tracker U.S. are transferred to a person or persons different from the persons holding those securities immediately prior to such merger.

         TERMINATION, AMENDMENT AND ACCELERATION. The Board of Directors of Tracker U.S. may amend, suspend or terminate the 1994 Plan at any time, but no such action may in any way impair the rights of recipients under any options or shares of restricted stock previously granted or any agreement executed under the 1994 Plan. Further, no amendment may increase the total number of shares, appreciation rights or performance units (or shares) which may be issued under the 1994 Plan, reduce the minimum purchase price for shares subject to options, extend the maximum period during which options may be exercised or change the employees eligible to participate in the plan without the approval of the holders of a majority of the shares of Tracker U.S. Common Stock present or represented at a meeting duly called and held for such purpose; provided, however, that such shareholder approval is required only to the extent that Rule 16b-3, as promulgated by the Securities and Exchange Commission under the Exchange Act, requires the approval of the stockholders of a company of any material amendment to any employee benefit plan of such company.

         LOAN PROGRAM. The Committee may, in its discretion, permit Tracker U.S. to finance the exercise of Company options and the payment of related taxes by means of loans to the participants. The Committee may also allow participants to pay the exercise price or purchase price in installments or may authorize the payment of a cash bonus to allow participants to exercise options and rights under the 1994 Plan. Each loan will be evidenced by a promissory note to be entered into by the participant in favor of Tracker U.S. Each loan, including extensions, will be on such terms as the Committee determines. Loans or installment payments may be authorized with or without security or collateral. The maximum credit available will be the exercise or purchase price of the acquired shares (less the par value of the shares) plus any related federal, state and local income and employment tax liability, subject to any applicable margin borrowing limitation. The Committee also has the authority to forgive all or a portion of the borrower's indebtedness in circumstances it deems appropriate; provided, however, that the Committee may not forgive that portion of a loan owed to cover par value.

         REGISTRATION. Tracker U.S. plans to file a registration statement to register the shares of Common Stock reserved for issuance under the 1994 Plan. Shares issued upon exercise of outstanding stock options and sold after the effective date of any such registration statement generally will be available for resale in the public market.

         As of June 25, 1996, no grants had been made under the 1994 Plan, other than the automatic option grants to the non-employee directors and the grants of 315,000 shares of restricted stock to each of Messrs. Johnson and Gertzbein discussed above.

CASH BONUS ARRANGEMENT

         Tracker U.S.'s Discretionary Cash Bonus Arrangement (the "Cash Bonus Arrangement") is designed to provide a mechanism to allow specified employees to share in the profits of Tracker U.S. Employees of Tracker U.S. who customarily work at least 35 hours per week and have been employed for at least 12 consecutive months, and have been designated for participation by the Compensation Committee are eligible to receive cash bonuses under the Cash Bonus Arrangement. Tracker U.S. estimates that approximately twenty-one (21) employees are eligible to participate in the Cash Bonus Arrangement. Bonuses may be based on merit, production or other individualized criteria, or may be paid based on each Eligible Employee's (as defined in the 1994 Plan) assigned portion of a bonus pool established in the discretion of the Compensation Committee. If bonuses are to be paid based on a bonus pool, the Compensation Committee will determine the criteria upon which the amount of each year's bonus pool will be based prior to the beginning of any such year. The Committee may also divide Eligible Employees into classes and may designate the portion of any bonus pool to be assigned to each such class. Any bonuses will be paid not later than 45 days after the end of the fiscal year for which the bonus is awarded. No bonuses have been paid yet under the Cash Bonus Arrangement.

1995 STOCK WAGE AND FEE PAYMENT PLAN

         The Company's Board of Directors adopted a 1995 Stock Wage and Fee Payment Agreement (the "Wage Plan") on September 28, 1995. The purpose of the Wage Plan is to retain and motivate participants in the Wage Plan and to provide them with incentives and rewards more directly linked to the profitability of the Company's business and increases in stockholder value.

         Six employees and one director of the Company were eligible to, and elected to, participate in the Plan. Under the Plan, the participants agreed to receive an aggregate of 770,000 shares of the Company's Common Stock in lieu of certain wage payments or fees that the participants had earned before October 1, 1995 but had not yet been paid and in lieu of all of their respective wage payments or fees for the period from October 1, 1995 through September 30, 1996. The number of shares granted to the participants was based upon a price per share of Common Stock of $1.00. The participants elected to receive the following numbers of shares:

Name of Participant        Number of Shares     Dollar Value
- -------------------        ----------------     ------------
I. Bruce Lewis                 192,400            $192,400
Mark J. Gertzbein              215,100             215,100
Ed J. Korhonen                 152,000             152,000
Christopher H. Creed           100,500             100,500
Jonathan B. Lewis               40,000              40,000
Gigi M. Lipton                  60,000              60,000
Leonard Yakobovits              10,000              10,000
                               -------            --------
        Total                  770,000            $770,000
                               =======            ========

         No fees, commissions or other charges will be paid by the participants in connection with the grants of shares to such persons under the Wage Plan. The Wage Plan may not be altered, amended or modified except by written agreement signed by the participants, Tracker U.S. and Tracker Canada. As the Wage Plan is a contract among the participants, Tracker U.S. and Tracker Canada relating to a designated issuance of shares in lieu of wages or fees and is not an ongoing employee benefits program pursuant to which grants or awards can be made on an ongoing basis or pursuant to which plan funds are invested for the benefit of participants, there is no separate administration of the Wage Plan. The Company has registered the shares issued under the Wage Plan under the Securities Act of 1933, as amended.

PROPOSED 1996 STOCK WAGE PLAN

        The Company is considering adopting a Stock Wage Payment Agreement for the period October 1, 1996 - September 30, 1997 (the "1996 Wage Plan") under which stock would be granted to certain employees, including employees who are Affiliates, in lieu of all or part of their cash compensation. The terms are still being developed. An important objective is the retention of employees. In addition, as an incentive for employees to accept stock as wages instead of cash, the number of shares granted to some participants in lieu of cash may be based on a price per share of less than fair market value. For others, the number of shares granted may be based on the fair market value of the stock and, for those who held all such shares for a set period, the Company would guaranty that the future value of the stock would be at a premium of the fair market value at the time of grant (i.e., that the value of the stock would then be greater than the cash wages that were forgone).

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 25, 1996 by (i) each person known to the Company to own beneficially more than 5% of the total voting stock of the Company (i.e., Common Stock and Class B Voting Common Stock), (ii) the Chief Executive Officer and the other executive officers of the Company named in the Summary Compensation Table, (iii) each of the Company's directors, and (iv) all directors and officers of the Company as a group. Except as otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law. The Common Stock and the Class B Voting Common Stock, from which the holders of Exchangeable Preference Shares acquire their voting rights, are the only outstanding classes of equity securities of Tracker U.S. As of June 25, 1996, there were 320 record holders of Common Stock and 100 record holders of Class B Voting Common Stock.

                                    Number of      Number of Shares
Beneficial Owner                    Shares of     of Class B Voting       Total         Percentage of
                                   Common Stock      Common Stock       Number of        Total Number
                                                                          Shares         of Shares(1)
- --------------------------------   ------------   -----------------     ---------       -------------
I. Bruce Lewis(2)(3) ...........      177,500         3,408,532         3,586,032          14.8%
180 Dundas Street West,
Suite 1502, Toronto, Ontario,
Canada  M5G 1Z8

Mark J. Gertzbein(2) ...........      786,278                 0           786,278           3.2%
180 Dundas Street West,
Suite 1502, Toronto, Ontario,
Canada  M5G 1Z8

Ed J. Korhonen(2) ..............      101,750           142,864           244,614           1.0%
2206 Pineneedle Row
Mississauga, Ontario,
Canada  L5C-1V3

Quincy A.S. McKean III (9) .....       46,082                 0            46,082            *
75 West Front Street
Red Bank, New Jersey 07701

Charles J. Coronella (9) .......       54,476                 0            54,476            *
4521 East Via Los Caballos
Phoenix, Arizona 85028

Leonard Yakobovits(2) ..........        8,889               100             8,989            *
P. O. Box 243
Concord, Ontario, Canada
L4K 1B4

Wolfgang H. Kyser(4) (9) .......       35,175             2,858            38,033            *
121 Richmond Street West,
#1000
Toronto, Ontario, Canada
M5H 2K1

Gregg C. Johnson(2)(5) .........      585,844            28,572           614,416           2.5%
13470 North 85th Place
Scottsdale, Arizona 85260

                                    Number of      Number of Shares
Beneficial Owner                    Shares of     of Class B Voting       Total        Percentage of
                                   Common Stock      Common Stock       Number of       Total Number
                                                                          Shares        of Shares(1)
- --------------------------------   ------------   -----------------     ---------      -------------
Saturn Investments, Inc.(2)(6) .    3,903,797         1,052,564         4,956,361          20.4%
c/o Anthony Bonanno, Esq
Gibson, Dunn & Crutcher
1050 Connecticut Ave. N.W
Washington, D.C. 20036-5306

Ismail A. Abudawood(2)(7)(10) ..    4,132,369         1,052,564         5,184,933          21.4%
P.O. Box 227
Jeddah, 21411
Kingdom of Saudi Arabia

Ayman I. Abudawood(2)(7) .......    3,903,797         1,073,264         4,977,061          20.5%
P.O. Box 227
Jeddah, 21411
Kingdom of Saudi Arabia

Osama I. Abudawood(2)(7) .......    3,903,797         1,125,564         5,029,361          20.7%
P.O. Box 227
Jeddah, 21411
Kingdom of Saudi Arabia

Anas I. Abudawood(2)(7) ........    3,903,797         1,067,264         4,971,061          20.5%
P.O. Box 227
Jeddah, 21411
Kingdom of Saudi Arabia

Executive officers and .........    1,210,150         3,003,781         4,213,931          17.4%
directors
as a group including those
named
above (seven persons)(2)(8)

- ----------------------
* Less than 1% of the outstanding Common Stock.

(1) Percentage of ownership is based upon 24,257,855 shares of Common Stock beneficially owned on June 25, 1996, including 10,711,885 shares of Common Stock, 5,209,762 shares of Class B Voting Common Stock ("Voting Stock"), currently exercisable warrants for 15,577 Exchangeable Preference Shares, currently exercisable warrants to purchase 750,000 shares of Common Stock, currently exercisable options to purchase 9,999 shares of Common Stock, 1,688,959 shares reserved for issuance under the Company's currently convertible Convertible Debentures (based on the placement of such debentures through June 25, 1996), which may be converted commencing October 1, 1995, 3,903,797 shares issuable to Saturn Investments, Inc. ("Saturn") under a currently exercisable option to acquire 25%, post-exercise issuance, of the outstanding voting equity of the Company, 867,876 shares reserved for issuance to holders of the Company's presently convertible Convertible Preferred Stock (based on the conversion price in effect on June 25, 1996), 200,000 shares reserved for issuance under the Toda Option and 900,000 shares reserved for issuance under the Merchant Partners Option. The Company believes that the option to purchase the 3,903,797 shares terminates as of the date the registration statement, filed November 22, 1995, as amended, is declared effective. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Investment by Saturn Investments, Inc."

(2) Pursuant to that certain Exchange Agency and Trust Agreement dated July 12, 1994 among the Company, Tracker Canada and Montreal Trust Company ("Trustee"), the Trustee holds, for the benefit of the holders of Exchangeable Preference Shares, that number of shares of Voting Stock as are held by the owners of Exchangeable Preference Shares. By contractual agreement, prior to the exchange of the Exchangeable Preference Shares, holders of Exchangeable Preference Shares receive their voting rights from the Voting Stock held by the Trustee.

(3) Includes 1,236,436 Exchangeable Preference Shares over which Mr. Lewis has voting power pursuant to agreements with Mr. Gertzbein, Mr. Johnson and Mr. Jonathan Lewis, Mr. Lewis' son.

(4) Includes 2,858 shares of Class B Voting Common Stock held by Kyser Investment Corporation, a company of which Mr. Kyser is the sole stockholder.

(5) Includes 28,572 Exchangeable Preference Shares held by the Trustee for the benefit of Spire Consulting Group, Inc.

(6) Includes 1,052,564 Exchangeable Preference Shares owned by Saturn. Pursuant to an option agreement dated March 14, 1994, Saturn has the right to acquire that number of shares of the Company's Common Stock which would provide Saturn (when combined with shares held by Saturn at the time of exercise) with 25%, post-exercise issuance, of the outstanding voting equity of the Company. The purchase price of such shares is their fair market value. Based on the number of share of the Company's Common Stock issued and outstanding as of June 25, 1996, Saturn may exercise the option for 3,903,797 shares of the Company's Common Stock. In addition, Saturn has a contractual right, which to date it has not exercised, to have one representative on the Company's Board of Directors, which representative may be removed only with the written consent of Saturn. Saturn also has the right to attend Board meetings and to receive certain information regarding the Company. The Company believes that the option to purchase the 3,903,797 shares terminates as of the date the registration statement, filed November 22, 1995, as amended, is declared effective. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Investment by Saturn Investments, Inc."

(7) Includes 1,052,564 Exchangeable Preference Shares owned by Saturn and 3,903,797 shares underlying Saturn's option. Ismail A. Abudawood is the sole stockholder, and Ayman I. Abudawood, Osama I. Abudawood, and Anas
         I. Abudawood are directors of Saturn. Accordingly, they may be deemed to be beneficial owners of such shares. The Company believes that the option to purchase the 3,903,797 shares terminates as of the date the registration statement, filed November 22, 1995, as amended, is declared effective. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         - Investment by Saturn Investments, Inc."

(8) Includes currently exercisable options to acquire 9,999 shares of Company Common, 607,858 shares held by individuals who are not executive officers, directors or nominees over which Mr. Lewis has voting power, and 78,005 shares held by individuals who are not executive officers, directors or nominees over which Mr. Korhonen, or failing him, Mr. Gertzbein, has voting power.

(9) Includes currently exercisable options to acquire 3,333 shares of Company Common.

(10) Includes Convertible Debentures which are currently convertible into 228,572 shares of Tracker Common and which are held by Wafr Holdings N.V. ("Wafr"). Ismail A. Abudawood beneficially owns Wafr. Accordingly, he may be deemed to be a beneficial owner of the shares issuable pursuant to the Convertible Debentures.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

         The Company has entered into employment agreements containing severance arrangements with certain of its executive officers, which provide for payment under certain circumstances to each officer of compensation through the remainder of the terms of the agreements. See "EXECUTIVE COMPENSATION - Employment Contracts, Termination of Employment and Change of Control." The Company's Certificate of Incorporation and By-laws provide for indemnification of all Directors and officers. In addition, each Director of the Company has entered into a separate indemnification agreement with the Company.

         Upon the inception of Tracker Canada in May 1993, Tracker Canada issued to certain members of management, in aggregate, 5,089,286 common shares, including 2,857,143 shares to Mr. Lewis, 628,578 shares to Mr. Gertzbein and 642,858 shares to Mr. Johnson, in consideration for the assignment of rights with respect to certain inventions and a patent application and as inducements for such persons to join Tracker Canada. Mr. Lewis and Mr. Johnson have subsequently disposed of a limited number of such shares. As part of the Reorganization, the Tracker Canada common shares were reclassified into Exchangeable Preference Shares.

CERTAIN RELATIONSHIPS

         Tracker Canada contracted with Messrs. Lewis, Gertzbein and Johnson through BL Consulting Services, MJG Management Accounting Services Ltd. and Spire Consulting Group, Inc., respectively. Under these management and consulting contracts, Tracker Canada agreed to pay each of the foregoing entities annual compensation of $178,350. The agreements expired as of the effective date of the employment agreements between the Company and each of Messrs. Lewis, Gertzbein and Johnson. See "EXECUTIVE COMPENSATION - Employment Contracts, Termination of Employment and Change of Control."

INDEBTEDNESS OF MANAGEMENT

         As of March 31, 1996, Mr. Johnson was indebted to the Company by way of a loan in the amount of $58,226. The loan is evidenced by a promissory note bearing interest at an annual rate of 5% and is payable upon demand. See "EXECUTIVE COMPENSATION - Employment Contracts, Termination of Employment and Change of Control." As of March 31, 1995 Mr. Lewis was indebted to the Company by way of a loan in the amount of $138,275. Mr. Lewis repaid the loan in full prior to the end of the quarter ended June 30, 1995. The Company does not anticipate making any future loans to related parties.

TRANSACTIONS WITH PROMOTERS

         In connection with the Company's private equity placements, placement commissions amounting to $0 for the year ended March 31, 1996 and $115,282 for the year ended March 31, 1995 were paid to the beneficial owners of Stalia Holdings B.V., an affiliate of Saturn, Mr. Avron Shore, Mr. Jack Stritcharuk and Mr. Steve Heard, all of whom are or were stockholders, and $371,846 for the period from inception (May 6, 1993) to March 31, 1994 were paid to Mr. Majid Al-Refai. Commissions amounting to $85,646 for the year ended March 31, 1996 and $0 for the year ended March 31, 1995 were paid to Wheel of Fortune Corp. S.A., a stockholder, in connection with the Company's securing holders of the Convertible Debentures.

FUTURE TRANSACTIONS WITH AFFILIATES

         The Company's management believes that the terms of the transactions described above are no less favorable to the Company than those that could have been obtained from unaffiliated third parties. Further, all future transactions between the Company and its executive officers, Directors, employees, 5% stockholders and affiliates (including for example future loans and any forgiveness of loans, none of which is contemplated) will be subject to the approval of a majority of the independent, disinterested members of the Board of Directors. In addition, such future transactions will be for bona fide business purposes and will be on terms that are no less favorable to the Company than those that could be negotiated with unaffiliated parties.

REORGANIZATION

         On July 12, 1994, Tracker U.S. (then Ultra Capital Corp., a Nevada corporation) and Tracker Canada completed the Reorganization contemplated by the Reorganization Agreement, dated as of May 26, 1994, by and among Tracker U.S., Jeff W. Holmes, R. Kirk Blosch and Tracker Canada, as amended (the "Reorganization Agreement"). The Reorganization resulted in a change in control of Tracker U.S. Pursuant to the Reorganization Agreement, Tracker U.S. acquired all the issued and outstanding voting shares of Tracker Canada in exchange for shares of Tracker U.S.'s capital stock representing, at the time, approximately 90% of the total voting shares of Tracker U.S. As part of the Reorganization, Tracker U.S. (then Ultra Capital Corp.) changed its domicile from Nevada to Delaware and changed its corporate name to "The Tracker Corporation of America."

         Pursuant to the Reorganization Agreement, Tracker U.S. authorized a new series of Class B Voting Common Stock ("Voting Stock") having full voting rights, which were conferred upon the Tracker Canada shareholders as part of the Reorganization in each case equal to the number of Exchangeable Preference Shares held by the Tracker Canada shareholder. See "DESCRIPTION OF SECURITIES - Class B Voting Common Stock." Tracker U.S. delivered 6,235,225 shares of its newly authorized Voting Stock to Montreal Trust Company of Canada ("Montreal Trust") to be held pursuant to the terms of an Exchange Agency and Voting Trust Agreement (the "Exchange Agreement"). The Exchange Agreement permits the Tracker Canada shareholders to direct the voting of the Voting Stock.

         The common shares of Tracker Canada, other than the Class A common shares issued to Tracker U.S., were reclassified into Exchangeable Preference Shares, a new class of Tracker Canada stock. The Exchangeable Preference Shares are exchangeable for Reserved Common Shares (as defined below) of Tracker U.S. on a one-to-one basis commencing July 12, 1995. On July 12, 2002, all of the Exchangeable Preference Shares then outstanding shall be automatically exchanged for shares of Tracker U.S. Common Stock. Upon any exchange of Exchangeable Preference Shares for Common Stock, whether voluntary or automatic, the Exchangeable Preference Shares will be canceled and a corresponding number of shares of the Voting Stock will be returned to Tracker U.S.

         The holders of the Exchangeable Preference Shares have voting, dividend and liquidation rights that are in parity with those of the shares of the Tracker U.S. Common Stock. These parallel rights were created in the following manner:

         a. Tracker U.S. placed 6,235,225 shares of the Voting Stock with Montreal Trust for the benefit of the holders of the Exchangeable Preference Shares. The beneficial owners of the Voting Stock (i.e., the holders of the Exchangeable Preference Shares) have the right to vote the Voting Stock under procedures set forth in the Exchange Agreement and collectively controlled approximately 90% of the voting power of Tracker U.S. at the time of the closing of the Reorganization Agreement. Although the Voting Stock is redeemable by Tracker U.S., Tracker U.S. has agreed not to redeem the Voting Stock until such time as the Exchangeable Preference Shares are exchanged into Reserved Common Shares (as defined below).

         b. Tracker U.S. irrevocably reserved 6,235,225 shares of its authorized, unissued Common Stock for issuance to holders of Exchangeable Preference Shares. Under the terms of the Reorganization Agreement, these shares will be used for the exchange of the Exchangeable Preference Shares into shares of the Tracker U.S. Common Stock on a one-to-one basis. These reserved and unissued shares are referred to herein as the "Reserved Common Shares."

         c. The exchange of the Exchangeable Preference Shares for the Reserved Common Shares will be accomplished through an exchange trust created under the Exchange Agreement. Under the Exchange Agreement, Montreal Trust, as Trustee, has agreed, at any time on or after July 12, 1995, to (i) exchange with any holder of the Exchangeable Preference Shares any or all of the Exchangeable Preference Shares held by such holder for Reserved Common Shares on a one-to-one basis, and (ii) return to Tracker U.S. a certificate representing the corresponding number of shares of Voting Stock.

         d. Under the Exchange Agreement, Tracker U.S. has agreed not to declare and pay any cash dividends on its Common Stock unless it also causes Tracker Canada to declare and pay cash dividends on the Exchangeable Preference Shares at the same time and in the same manner as the dividends paid on the Tracker U.S. Common Stock. Additionally, under a Guarantee Agreement with Tracker Canada, Tracker U.S. must provide Tracker Canada with adequate funds, through a contribution to capital surplus, to pay such dividends to the holders of the Exchangeable Preference Shares. The Guarantee Agreement also obligates Tracker U.S. to satisfy the liquidation value of the Exchangeable Preference Shares in the event of the liquidation of Tracker Canada. Under the Guarantee Agreement, the liquidation value per share is calculated as if Tracker U.S. were liquidated on the same date and each issued and outstanding Exchangeable Preference Share were an issued and outstanding share of Tracker U.S. Common Stock. Tracker U.S. has the option to pay the liquidation value of the Exchangeable Preference Shares in cash or in Reserved Common Shares.

         In the Reorganization Agreement, Tracker U.S. agreed to file a registration statement relating to the Reserved Common Shares.

         At a special meeting of stockholders held June 30, 1994, the stockholders of Tracker U.S. (then Ultra Capital Corp.) approved the Reorganization and several corporate proposals, including the change in domicile from Nevada to Delaware, the change in corporate name, the adoption of the Delaware certificate of incorporation and bylaws, employment agreements with senior management and the 1994 Plan.

INVESTMENT BY SATURN INVESTMENTS, INC.

         In March 1994, prior to the Reorganization, Tracker Canada received an investment of CDN $3,350,000 from Stalia Holdings B.V. ("Stalia") for units consisting of common shares of Tracker Canada and warrants to purchase common shares of Tracker Canada. In connection with that investment by Stalia, Tracker Canada on March 14, 1994 entered into a Stock Option Agreement with Stalia (the "Stalia Option Agreement") and Tracker Canada and certain of its stockholders entered into a Right of First Refusal, Co-Sale and Voting Agreement with Stalia (the "Stalia Agreement"). As described below, Stalia has transferred its shares and its rights under the Stalia Option Agreement and the Stalia Agreement to Saturn Investments, Inc. ("Saturn").

         In the Stalia Option Agreement, Tracker Canada granted to Stalia the right to purchase an additional amount of common shares that would provide Stalia (when combined with common shares held by Stalia at the time of exercise) with ownership of 25% of Tracker Canada's issued and outstanding voting equity. The purchase price of such shares is their Fair Market Value. The Option Agreement defines "Fair Market Value" as the price at which such shares could reasonably be expected to be sold in an arms-length transaction, occurring on the date on which Stalia proposes to purchase such shares, for cash to a person not employed by, controlled by, in control of or under common control with Tracker Canada. Absent evidence of fraud, the determination of the Board of Directors of Tracker Canada of the Fair Market Value is final and conclusive. Stalia may exercise the option with respect to all (but not less than all) of such shares by giving Tracker Canada written notice of the date on which it intends to so exercise the option, which date shall be not less than 60 nor more than 120 days following the date of the written notice. Stalia's option terminates, among other things, upon the earlier of (a) the closing date of Tracker Canada's first public offering of its equity securities pursuant to a registration statement filed with the Securities and Exchange Commission (the "Commission") or (b) March 14, 1999. The Company believes that the Stalia Option Agreement terminates as of the date the registration statement, filed November 22, 1995, as amended, is declared effective by the Commission as the registration statement relates to a public offering of the Company's equity securities.

         In the Stalia Agreement, Tracker Canada granted to Stalia a right of first refusal to purchase its pro rata share of all New Securities which Tracker Canada may from time to time propose to issue and sell. The Stalia Agreement defines "New Securities" to mean any capital stock, rights to purchase capital stock, and securities of any type convertible into capital stock; provided, however, that "New Securities" does not include: (i) securities issued pursuant to a stock dividend, stock split, combination or other reclassification, (ii) securities covered by a registration statement declared effective by the Commission or a final prospectus for which a receipt has been issued by the relevant securities regulatory authority in each of the Provinces of Canada where the securities are issued and sold, (iii) certain shares issued pursuant to the exercise of warrants, and (iv) certain shares issued for a specified price pursuant to a private placement underwritten by an investment banker. This right of first refusal could make it more difficult for the Company to raise additional equity financing under terms satisfactory to the Company.

         The Stalia Agreement also provides Stalia with the right (which to date has not been exercised) to have one representative on Tracker Canada's Board of Directors, which representative may be removed only with the written consent of Stalia. Certain controlling shareholders agreed to vote their shares in favor of the election of Stalia's representative to the Board of Directors. Stalia's representative may be removed from the Board of Directors only with the written consent of Stalia. Upon any resignation or removal of Stalia's representative, certain controlling stockholders of the Company must exercise their best efforts to replace such director as soon as possible with another nominee of Stalia. In addition, by separate letter agreement, the Company confirmed that Tracker Canada agrees to: (a) allow Stalia or a nominee to attend Board meetings; (b) provide Stalia with copies of all communications regularly made to directors;
(c) use best efforts to elect a nominee of Stalia to the Tracker Canada Board;
(d) provide monthly updates on Tracker Canada's business and affairs; and (e) provide Stalia's counsel with all documentation relating to issues which may affect Stalia.

         The Stalia Agreement further provides, as a protective provision in favor of Stalia, that, without first obtaining the written consent of Stalia, certain controlling stockholders must not vote for, and must exercise their best efforts as significant shareholders to ensure that the Board of Directors does not approve: (a) the liquidation or dissolution of the Company; (b) the declaration or payment of any dividends or the making of any distribution out of the ordinary course of the Company's business to the shareholders of the Company; (c) the repurchase by the Company of any of its capital stock; or (d) any material alteration in the rights, preferences, privileges and restrictions of the common stock or warrants held by Stalia. In addition, certain controlling shareholders must exercise their best efforts to ensure that such controlling stockholders and Stalia together at all times control the majority of the voting rights of the Company to ensure that the voting rights and protective provisions are complied with.

         The Stalia Agreement terminates upon the earlier of (a) the closing date of the Company's first public offering of its equity securities pursuant to a registration statement filed with the Commission or pursuant to a final prospectus for which a receipt has been issued by the relevant securities regulatory authority in each of the Provinces of Canada where the shares are offered or sold or (b) March 14, 1999. The Company believes that the Stalia Agreement terminates as of the date the registration statement, filed November 22, 1995, as amended, is declared effective by the Commission as the registration statement relates to a public offering of the Company's equity securities.

         Although the Stalia Option Agreement and the Stalia Agreement originally were between Tracker Canada and Stalia, Stalia's consent to the Reorganization was necessary pursuant to the terms of the Stalia Agreement. Thus, at or about the time of the Reorganization, in connection with obtaining Stalia's consent to the Reorganization, Tracker U.S., Tracker Canada and certain controlling shareholders agreed that all obligations under the Stalia Agreement applicable to Tracker Canada also apply to Tracker U.S., that references to Tracker Canada in the Stalia Agreement shall be deemed to be references to Tracker U.S. as well, and that references in the Stalia Agreement to common shares of Tracker Canada shall be deemed to be references to the common stock of Tracker Canada as well as the Common Stock of Tracker U.S. In addition, Tracker Canada confirmed to Stalia that none of Stalia's rights under the Stalia Option Agreement or the Stalia Agreement would be adversely affected by the Reorganization. Accordingly, all the provisions discussed above apply to Tracker U.S. as well as Tracker Canada notwithstanding that the original Stalia Option Agreement and Stalia Agreement were between Stalia and Tracker Canada.

         As of January 31, 1996, Stalia transferred its Tracker Canada Exchangeable Preference Shares to Saturn, an affiliate of Stalia. Stalia also transferred to Saturn all of Stalia's rights under the Stalia Option Agreement and the Stalia Agreement.

INVESTOR RELATION SERVICES - CORPORATE RELATIONS GROUP

         The Company obtains investor relations services from the Corporate Relations Group ("CRG"), a stockholder of the Company. Pursuant to its arrangements with CRG, the Company has paid, or caused to be paid, to CRG $1,316,780 in cash and stock for investor relations services through June 19, 1996. On November 20, 1995, the Company entered into an agreement pursuant to which CRG agreed to provide services to the Company for a period of one year and the Company agreed to pay to CRG $570,000 or 326,000 freely tradeable shares of Common Stock upon execution of the agreement and to issue options to CRG to purchase shares of Common Stock as follows: 100,000 shares at $2.00 per share one year from the date of the agreement, 100,000 shares at $2.40 per share two years from the date of the agreement, 100,000 shares at $2.60 per share three years from the date of the agreement, 100,000 shares at $2.80 per share five years from the date of the agreement, and 100,000 shares at $3.00 per share five years from the date of the agreement. As of the date of this Report, CRG had not provided any services under the agreement and the Company had not made any payment to CRG.

                                     PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                               REPORTS ON FORM 8-K

a. The following financial statements are included immediately following this report:

         1.       Financial Statements
                                                                       Page No.
                                                                       --------
         Report of Independent Accountants                                49
         Consolidated Balance Sheet                                       50
         Consolidated Statement of Operations                             51
         Consolidated Statement of Cash Flows                             52
         Consolidated Statement of Shareholders' Equity (Deficit)         53
         Notes to Financial Statements                                    55

         2.       Financial Statement Schedules

                  -none-

         3.       See (c) for exhibits filed as part of this report

b.       Reports on Form 8-K

         During the three months ended March 31, 1996, the Company filed no reports on Form 8-K.

c.       Exhibits

   Number          Description
   ------          -----------
   2.1++++         Reorganization Agreement Among Ultra Capital Corp. (the
                   predecessor of the Registrant), Jeff W. Holmes, R. Kirk
                   Blosch and the Tracker Corporation dated May 26, 1994, as amended by Amendment Number One dated June 16, 1994,
                   Amendment Number Two dated June 24, 1994, and Amendment
                   Number Three dated June 30, 1994, Extension of Closing dated
                   June 23, 1994, and July 11, 1994 letter agreement.

   2.2++++ Agreement and Plan of Merger dated July 1, 1994 between Ultra Capital Corp. (the predecessor of the Registrant) and the Registrant

   3.1++++ Certificate of Incorporation, as corrected by Certificate of Correction of Certificate of Incorporation dated March 27, 1995, and as amended by Certificate of Amendment to the Certificate of Incorporation dated November 1, 1995, and Certificate of Designation of Rights, Preferences and Privileges of $1,000.00 6% Cumulative Convertible Preferred Stock of the Registrant dated April 19, 1996

   3.2++++         Bylaws

   4.1++++         Specimen Common Stock Certificate

   9.1++++ Agreement dated December 21, 1993 among 1046523 Ontario Limited, Gregg C. Johnson and Bruce Lewis

   9.2++++ Right of First Refusal, Co-Sale and Voting Agreement dated March 14, 1994 between The Tracker Corporation, Stalia Holdings B.V., I. Bruce Lewis, MJG Management Accounting Services Ltd., Spire Consulting Group, Inc., 1046523 Ontario Limited, Mark J. Gertzbein, Gregg C. Johnson and Jonathan B. Lewis, as confirmed by letter dated June 22, 1994 and Agreement dated July 1994

   10.1++++ 1994 Stock Incentive Plan of the Registrant, as amended by Amendment No. 1 to the 1994 Stock Incentive Plan

   10.2++++        Discretionary Cash Bonus Arrangement of the Registrant

   10.3++++ Form of Indemnification Agreement entered into between the Registrant and each of its Directors

   10.4++++ Employment Agreement dated June 30, 1994 between the Registrant and I. Bruce Lewis, as amended by Amendment to Employment Agreement dated July 12, 1995

   10.5++++ Employment Agreement dated June 30, 1994 between the Registrant and Mark J. Gertzbein, as amended by Amendment to Employment Agreement dated July 12, 1995

   10.6++          Marketing Agreement between the Registrant and The L.L.
                   Knickerbocker Company, Inc. dated March 15, 1995

   10.7++++ Lease dated October 18, 1993 between The Dundas/Edward Centre Inc. and The Tracker Corporation

   10.8++++ Corporate Relations Agreement dated February 24, 1994 between Corporate Relations Group, Inc. and The Tracker Corporation, as amended by letter agreement dated January 16, 1995 and by Amendment to Corporate Relations and Marketing Agreement dated June 22, 1995

   10.9++++        Consulting arrangement with Gregg C. Johnson effective August
                   12, 1995

   10.10++++       Right of First Refusal, Co-Sale and Voting Agreement dated
                   March 14, 1994 between The Tracker Corporation, Stalia
                   Holdings B.V., I. Bruce Lewis, MJG Management Accounting
                   Services Ltd., Spire Consulting Group, Inc., 1046523 Ontario
                   Limited, Mark J. Gertzbein, Gregg C. Johnson and Jonathan B.
                   Lewis, as confirmed by letter dated June 22, 1994 and Agreement dated July 1994 (contained in Exhibit 9.2)

   10.11++++       Stock Option Agreement dated March 14, 1994 between The
                   Tracker Corporation and Stalia Holdings B.V., as confirmed by letter dated June 22, 1994

   10.12++++       Letter from DHL International Express Ltd to The Tracker
                   Corporation dated March 8, 1994

   10.13++++       Agreement dated September 1994 between The Tracker
                   Corporation and Purolator Courier Ltd.

   10.14++++       National Account Agreement dated September 15, 1994 between
                   Mail Boxes Etc. USA, Inc. and the Registrant, as amended by
                   Amendment to National Account Agreement dated September 14,
                   1994

   10.15++++       Letter agreement dated March 15, 1995 between The Tracker
                   Corporation and Black Photo Corporation, as amended by facsimile amendment dated March 4, 1995

   10.16++++       Letter agreement dated September 14, 1995 between The Tracker
                   Corporation and Amerasia International Holdings Limited

   10.17++++       Letter Agreement dated August 31, 1995 between The Tracker
                   Corporation and Tokai Boeki Co. Ltd.

   10.18++++       Letter agreement dated October 5, 1993 between The Tracker
                   Corporation and Symbol Technologies, Inc., as amended by letter from The Tracker Corporation to Symbol Technologies
                   Canada, Inc. dated November 23, 1995, and letter from Symbol
                   Technologies Canada, Inc. to The Tracker Corporation dated
                   November 27, 1995

   10.19++++       Assignment World-Wide dated May 12, 1994 from I. Bruce Lewis to the Tracker Corporation

   10.20++++       Exchange Agency and Trust Agreement dated July 12, 1994 among
                   Ultra Capital Corp. (the predecessor of the Registrant), The
                   Tracker Corporation and Montreal Trust Company of Canada

   10.21++++       Guarantee Agreement dated July 12, 1994 between Ultra Capital
                   Corp. (the predecessor of the Registrant) and The Tracker
                   Corporation

   10.22++++       1995 Stock Wage and Fee Payment Agreement

   10.23++++       Agreement dated August 10, 1995 between The L.L.
                   Knickerbocker Company, Inc. and the Registrant

   10.24+++ Share Purchase Agreement dated July 29, 1994 among The Tracker Corporation, Page-Direct Ltd., Marc Bombenon, Marc Bombenon Enterprises Ltd. and 614593 Alberta Ltd.

   10.25++++       General Release dated June 15, 1995 among The Tracker
                   Corporation, 614593 Alberta Ltd., 1069232 Ontario Inc.,
                   Gowling, Strathy & Henderson, Page-Direct Ltd., Marc Bombenon
                   Enterprises Ltd. and Mark Bombenon.

   10.26 Agreement Between The International Association of Chiefs of Police and The Tracker Corporation dated February 13, 1996

   10.27 Letter agreement dated January 26, 1996 between The Tracker Corporation and Consumers Distributing Inc.

   10.28 The Tracker Corp./Tracker Referral Network, Int'l Marketing Agreement dated April 8, 1996 between The Tracker Corporation and Tracker Referral Network, Int'l

   10.29 Letter agreement dated March 7, 1996 between The Tracker Corporation and Samsonite Canada Inc.

   10.30 Letter agreement dated March 22, 1996 between The Tracker Corporation and Sony of Canada Ltd.

   10.31 Lead Generation/Corporate Relations Agreement dated November 20, 1995 between The Tracker Corporation and Corporate Relations Group, Inc., as amended by Amendment to the Marketing Agreement between the Registrant and Corporate Relations Group, Inc. dated December 5, 1995

   10.32 Independent Contractor Agreement between The Tracker Corporation and Datatrack Inc. dated January 12, 1996

   10.33 Services Agreement and Registration Rights Agreement and Options Agreement dated July 10, 1996 between Merchant Partner, L.P. and the Registrant

   21.1++++        List of subsidiaries of the Registrant

   27              Financial Data Schedule
- -------------------
+ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 12, 1994.

++ Incorporated by reference from the Registrant's Current Report on Form 8-KA dated February 28, 1995 (filed March 15, 1995).

+++ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 29, 1994 (filed August 12, 1994).

++++ Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-99686).

                               ITEM 15. SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:     July 15, 1996

THE TRACKER CORPORATION OF AMERICA,
a Delaware corporation

By:               /s/ I. Bruce Lewis
         ---------------------------------------------------------------------
         I. Bruce Lewis, Chief Executive Officer (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:     July 15, 1996      By: /s/ I. Bruce Lewis
                                ---------------------------------------------------
                                    I. Bruce Lewis
                                    Chairman  of the Board, President and Chief
                                    Executive Officer (Principal Executive Officer)

Dated:     July 15, 1996      By: /s/ Mark J. Gertzbein
                                ---------------------------------------------------
                                    Mark J. Gertzbein
                                    Executive Vice President, Secretary,
                                    Treasurer, Chief Financial Officer and
                                    Director (Principal Financial Officer and
                                    Principal Accounting Officer)

Dated:     July 15, 1996      By: /s/ Leonard Yakobovits
                                ---------------------------------------------------
                                    Leonard Yakobovits
                                    Director

Dated:     July 15, 1996      By: /s/ Quincy A.S. McKean, III
                                ---------------------------------------------------
                                    Quincy A.S. McKean, III
                                    Director

Dated:     July 15, 1996      By: /s/ Charles J. Coronella
                                ---------------------------------------------------
                                    Charles J. Coronella
                                    Director

Dated:     July 15, 1996      By: /s/ Wolfgang H. Kyser
                                ---------------------------------------------------
                                    Wolfgang H. Kyser
                                    Director

Dated:     July 15, 1996      By: /s/ Ed J. Korhonen
                                ---------------------------------------------------
                                    Ed J. Korhonen
                                    Director

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         The Registrant has not sent out proxy materials to security-holders for the fiscal year ended March 31, 1996. A copy of this Report and proxy materials will be sent out subsequent to the filing of this Report and the Registrant will furnish such materials to the Commission when they are sent out to the security-holders.

THE TRACKER
CORPORATION
OF AMERICA
(A Development Stage Company)



CONSOLIDATED
FINANCIAL STATEMENTS



MARCH 31, 1996 and 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Tracker Corporation of America

In our opinion, the consolidated financial statements listed in the index appearing at item 14(a)(1) present fairly, in all material respects, the financial position of The Tracker Corporation of America (the "Company") and its subsidiary at March 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended March 31, 1996 and 1995, and the periods from inception at May 6, 1993 through March 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company and has not yet been able to obtain significant outside financing. As a result, there is substantial doubt about its ability to continue as a going concern. Management plans in regard to matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICE WATERHOUSE LLP


Phoenix, Arizona
May 28, 1996

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

                                                            March 31,          March 31,
                                                             1996               1995
                                                         ------------        -----------
Assets

Current assets
  Cash and cash equivalents                              $     78,844        $   107,091
  Short-term investment                                       221,190                  0
  Accounts receivable                                           7,361              4,981
  Prepaid expenses and deposits                               168,345            544,432
  Inventory                                                   115,612            166,003
  Note receivable                                                   0            178,350
  Deferred charges                                             73,750                  0
                                                         ------------        -----------
    Total current assets                                      665,102          1,000,857

Due from shareholders                                          58,226            191,926
Deferred charges                                               66,234                  0
Fixed assets (net)                                            353,729            437,147
Long-term investment                                           50,451             39,522
                                                         ------------        -----------
    Total assets                                         $  1,193,742        $ 1,669,452
                                                         ============        ===========
Liabilities & Shareholders' Equity (Deficit)

Current liabilities
  Accounts payable                                       $    551,553        $ 1,101,424
  Accrued liabilities                                         266,837            334,121
  Deferred revenue                                            115,241             10,998
  Convertible subordinated debentures                       1,460,000                  0
                                                         ------------        -----------
    Total current liabilities                               2,393,631          1,446,543

Deferred revenue                                              178,883                  0

Commitments (Note 13)

Shareholders' equity (deficit)
  Preferred stock, $.001 par value, 500,000 shares                  0                  0
    authorized, no shares issued and outstanding

  Common stock, $.001 par value, 30,000,000 shares
    authorized, 6,130,929 (2,924,219 - 1995) shares
    issued and outstanding                                      6,131              2,109

  Class B voting common stock, $0.00000007 par value,
    20,000,000 shares authorized, 6,126,362
    (6,378,248 - 1995) issued and outstanding                       0                  0

Paid-in capital                                            14,013,062          9,707,617
Other capital                                              (1,954,327)        (2,086,685)
Accumulated deficit                                       (13,202,738)        (7,112,008)
Cumulative translation adjustment                            (240,900)          (288,124)
                                                         ------------        -----------
    Total shareholders' equity (deficit)                   (1,378,772)           222,909
                                                         ------------        -----------

    Total liabilities and shareholders'
      equity (deficit)                                   $  1,193,742        $ 1,669,452
                                                         ============        ===========

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Year Ended         For the Period from Inception (May 6, 1993)
                                                          March 31,                      through March 31,
                                                 ---------------------------------------------------------------------
                                                       1996          1995          1996           1995         1994
                                                 ---------------------------------------------------------------------
Revenue                                             $106,522       $10,187       $116,709       $10,187            $0

Cost of Goods Sold                                    40,230         4,029         44,259         4,029             0
                                                 ---------------------------------------------------------------------
Gross Profit                                          66,292         6,158         72,450         6,158             0
                                                 ---------------------------------------------------------------------
Expenses
  Operational                                        592,880       687,681      1,429,821       836,941       149,260
  Information systems                                262,942       465,827        886,046       623,104       157,277
  Sales and marketing                              1,031,041     1,737,438      3,374,750     2,343,709       606,271
  General and administrative                       4,270,159     2,183,795      7,584,571     3,314,412     1,130,617
                                                 ---------------------------------------------------------------------
Total expenses                                     6,157,022     5,074,741     13,275,188     7,118,166     2,043,425
                                                 ---------------------------------------------------------------------

Net loss applicable to common stock              ($6,090,730)  ($5,068,583)  ($13,202,738)  ($7,112,008)  ($2,043,425)
                                                 =====================================================================
Loss per share of common stock                        ($0.57)       ($0.71)        ($1.70)       ($1.14)       ($0.38)
                                                 =====================================================================

Weighted average number of shares outstanding     10,637,237     7,100,488      7,755,584     6,255,379     5,333,441
                                                 =====================================================================

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Year Ended            For the Period from Inception (May 6, 1993)
                                                         March 31,                           through March 31,
                                                 ----------------------------  ---------------------------------------------
                                                      1996           1995            1996           1995           1994
                                                 --------------  ----------------------------------------------------------
Cash flows from (used in) operating activities:
  Net loss                                        ($6,090,730)   ($5,068,583)   ($13,202,738)   ($7,112,008)   ($2,043,425)
  Adjustments to reconcile net loss to net cash
  from operating activities:
    Depreciation                                      111,070         94,161         235,346        124,276         30,115
    Rent, consulting and marketing services,
     employee compensation settled via the
     issuance of company shares                     2,749,208        799,249       3,872,801      1,123,593        324,344
    Changes in assets and liabilities:
        Prepaid expenses and deposits                 376,087       (219,317)       (185,618)      (561,705)      (342,388)
        Accounts receivable                            (2,380)        (4,981)         (7,361)        (4,981)             0
        Short term investment                        (221,190)             0        (221,190)             0              0
        Inventory                                      50,391       (166,003)       (115,612)      (166,003)             0
        Deferred charges                             (139,984)             0        (139,984)             0              0
        Deferred revenue                              283,126         10,998         294,124         10,998              0
        Accounts payable and accrued liabilities     (617,155)     1,159,885         833,035      1,450,190        290,305
                                                 --------------------------------------------------------------------------

  Net cash used in operating activities            (3,501,557)    (3,394,591)     (8,637,197)    (5,135,640)    (1,741,049)
                                                 --------------------------------------------------------------------------
Cash flows from (used in) investing activities:
  Acquisition of fixed assets                         (13,006)      (329,840)       (589,945)      (576,939)      (247,099)
  Loan to shareholders                                 (8,911)      (211,022)       (414,638)      (405,727)      (142,634)
  Repayment of loans to shareholders                  142,611        152,006         356,412        213,801          2,663
  Note receivable                                           0       (200,317)       (200,317)      (200,317)             0
  Repayment of note receivable                        178,350         21,967         200,317         21,967              0
  Long term investment                                (10,929)    (2,290,443)     (2,301,372)    (2,290,443)             0
  Unwind of long term investment                            0      2,250,921       2,250,921      2,250,921              0
                                                 --------------------------------------------------------------------------
  Net cash from (used in) investing activities        288,115       (606,728)       (698,622)      (986,737)      (387,070)
                                                 --------------------------------------------------------------------------
Cash flows from (used in) financing activities:
  Issuance of common shares                         1,177,445      3,030,897       8,922,530      7,745,085      4,714,188
  Issuance of convertible subordinated debentures   2,189,529              0       2,189,529              0              0
  Due to shareholder                                        0        108,390         108,390        108,390              0
  Repayment to shareholder                                  0       (108,390)       (108,390)      (108,390)             0
  Share issue costs                                  (214,357)      (779,495)     (1,459,994)    (1,245,637)      (466,142)
                                                 --------------------------------------------------------------------------
  Net cash from financing activities                3,152,617      2,251,402       9,652,065      6,499,448      4,248,046
                                                 --------------------------------------------------------------------------

Effect of exchange rate changes                        32,578       (155,976)       (237,402)      (269,980)      (106,943)
                                                 --------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents
  during the period                                   (28,247)    (1,905,893)         78,844        107,091      2,012,984


Cash and cash equivalents, beginning of period        107,091      2,012,984               0              0              0
                                                 --------------------------------------------------------------------------

Cash and cash equivalents, end of period          $    78,844    $   107,091    $     78,844    $   107,091    $ 2,012,984
                                                 ==========================================================================

Supplemental schedule of noncash financing activities
  The Company issued certain shares of its Class B voting common stock for service and for nominal values.
  See Consolidated Statement of Shareholders' Equity (Deficit).

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                  SHARES                            AMOUNTS
                                                                               -------------------------    ------------------------
                                                                                                                          Paid in
                                                                                                Class B                  Capital in
                                                                                  Common        Common        Common       Excess
                                                                                  Stock          Stock        Stock        of Par
                                                                               -------------------------    ------------------------
Shares issued to officers at inception (Cash - $Nil)                                           5,089,286

Shares issued for cash (Cash - $4,714,188)                                                       884,729                 $4,714,188

Shares issued in lieu of rent (note 12-xi) (Cash - $Nil)                                          60,871                    324,344

Share issue costs                                                                                                          (466,142)

Translation adjustment

Net loss
                                                                               -------------------------    ------------------------
Balance at March 31, 1994                                                                      6,034,886                 $4,572,390
                                                                               -------------------------    ------------------------
Shares issued for cash (Cash - $1,175,797)                                                       234,517                  1,175,797

Shares issued in lieu of rent (note 12-xi) (Cash - $Nil)                                           5,777                     30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                     739,219                       739           (639)

Shares issued from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash -$1,505,000)                  860,000                       860      2,900,840
Share proceeds to be received subsequent to March 31, 1995                                                                 (819,459)

Shares issued for consulting and marketing services (note 13) (Cash-$Nil)          825,000        78,005         825      2,204,153
less: consulting and marketing services not yet received                          (814,583)*                    (815)

Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                              500,000                       500        349,500

Shares issued to employees for employment services (note 12-xi) (Cash-$Nil)                       25,063                     74,409

Share issue costs                                                                                                          (779,495)

Translation adjustment

Net loss
                                                                               -------------------------    ------------------------
Balance at March 31, 1995                                                        2,109,636     6,378,248     $2,109      $9,707,617
                                                                               -------------------------    ------------------------

                                                                                                  AMOUNTS
                                                                          ----------------------------------------------------------
                                                                                                      Deficit Accumulated
                                                                                        Cumulative          During
                                                                               Other    Translation       Development
                                                                              Capital   Adjustment          Stage          Total
                                                                          ----------------------------------------------------------
Shares issued to officers at inception (Cash - $Nil)

Shares issued for cash (Cash - $4,714,188)                                                                               $4,714,188

Shares issued in lieu of rent (note 12-xi) (Cash - $Nil)                                                                    324,344

Share issue costs                                                                                                          (466,142)

Translation adjustment                                                                    (129,098)                        (129,098)

Net loss                                                                                                   (2,043,425)   (2,043,425)
                                                                          ----------------------------------------------------------
Balance at March 31, 1994                                                           $0   ($129,098)       ($2,043,425)   $2,399,867
                                                                          ----------------------------------------------------------
Shares issued for cash (Cash - $1,175,797)                                                                                1,175,797

Shares issued in lieu of rent (note 12-xi) (Cash - $Nil)                                                                     30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                                                                  100

Shares issued  from Regulation s offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash -$1,505,000)                                                         2,901,700
Share proceeds to be received subsequent to March 31, 1995                                                                 (819,459)

Shares issued for consulting and marketing services (note 13) (cash-$Nil)                                                 2,204,978
Less: consulting and marketing services not yet received                    (2,086,685)                                  (2,087,500)

Shares proceeds received from private placement
   on March 15, 1995 (Cash - $350,000)                                                                                      350,000

Shares issued to employees for employment services (note 12-xi) (Cash-$Nil)                                                  74,409

Share issue costs                                                                                                          (779,495)

Translation adjustment                                                                    (159,026)                        (159,026)

Net loss                                                                                                   (5,068,583)   (5,068,583)
                                                                          ----------------------------------------------------------
Balance at March 31, 1995                                                  ($2,086,685)  ($288,124)       ($7,112,008)     $222,909
                                                                          ----------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                  SHARES                             AMOUNTS
                                                                               -------------------------    ------------------------
                                                                                                                         Paid in
                                                                                                Class B                 Capital in
                                                                                  Common        Common        Common      Excess
                                                                                  Stock          Stock        Stock       of Par
                                                                               -------------------------    ------------------------
Share proceeds received re Regulation S offering                                                                            819,459
   made before March 31, 1995 (cash - $225,280)
Consulting services received re shares issued                                       14,582 *                      14
   before March 31, 1995 (note 12-xi) (Cash - $Nil)
Marketing services received re shares issued                                       266,664 *                     265
    to LL Knickerbocker Co. (note 13) (Cash - $Nil)
Shares issued to directors as compensation (note 12-xi) (Cash - $Nil)               98,858                        99         86,402
Shares issued to Amerasia for marketing services (note 12-xi) (Cash - $Nil)                       30,000                     44,496
less: services not yet received                                                                  (12,500)*
Shares cancelled (Cash - $Nil)                                                        (171)                        1             (1)
Shares issued pursuant to S-8 for employees, consultants and                       770,000                       770        769,230
     a director (note 12-vii) (Cash - $Nil)
Less: employment and consulting services not yet received                         (340,939)*                    (341)
Shares issued to R. Zuk (Cash - $83,000)                                           200,000                       200        199,800
Less: share proceeds to be received                                                                                       (117,000)
Share proceeds received from private placement (Cash - $250,000)                   250,000                       250        249,750
Shares issued upon exercise of warrants at Canadian $1 per share                                 849,803                    619,166
   (Cash - $619,166)
Shares issued to officers (note 12-iv) (Cash - $Nil)                               630,000                       630        826,245
Shares issued to a consultant (note 12-xi) (Cash - $Nil)                             7,500                         8          9,836
Shares issued for investor relation services (note 12-vi) (Cash - $Nil)            200,000                       200        262,300
Less: services not yet received                                                   (200,000)*                    (200)
Shares issued to employees for employment services (note 12-xi)                                   14,176                     22,716
   (Cash - $Nil)
Shares exchanged as per exchange agreement (Cash - $Nil)                         1,133,365    (1,133,365)      1,134         (1,134)
Shares issued for conversion from debenture holders (Cash -$729,529)               991,434                       992        728,537
Share issue cost from April 1, 1995 to March 31, 1996                                                                      (214,357)
Translation adjustment
Net loss from April 1, 1995 to March 31, 1996
                                                                               -------------------------    ------------------------
Balance as at March 31, 1996                                                     6,130,929     6,126,362      $6,131    $14,013,062
                                                                               =========================    ========================

                                                                                                     AMOUNTS
                                                                              -----------------------------------------------------
                                                                                                       Deficit Accumulated
                                                                                            Cumulative      During
                                                                                 Other      Translation   Development
                                                                                Capital     Adjustment      Stage           Total
                                                                              -----------------------------------------------------
Share proceeds received re Regulation S offering                                                                            819,459
   made before March 31, 1995 (Cash - $225,280)
Consulting services received re shares issued                                      87,486                                    87,500
   before March 31, 1995  (note 12-xi) (Cash - $Nil)
Marketing services received re shares issued                                      666,400                                   666,665
    to LL Knickerbocker Co. (note 13) (Cash - $Nil)
Shares issued to directors as compensation (note 12-xi) (Cash - $Nil)                                                        86,501
Shares issued to Amerasia for marketing services (note 12-xi) (Cash - $Nil)                                                  44,496
Less: services not yet received                                                   (18,630)                                  (18,630)
Shares cancelled (Cash - $Nil)                                                                                                    0
Shares issued pursuant to S-8 for employees, consultants and                                                                770,000
     a director (note 12-vii) (Cash - $Nil)
Less: employment and consulting services not yet received                        (340,598)                                 (340,939)
Shares issued to R. Zuk for cash (Cash - $83,000)                                                                           200,000
Less: share proceeds to be received                                                                                        (117,000)
Share proceeds received from private placement (Cash - $250,000)                                                            250,000
Shares issued upon exercise of warrants at Canadian $1 per share                                                            619,166
   (Cash - $619,166)
Shares issued to officers (note 12-iv) (Cash - $Nil)                                                                        826,875
Shares issued to a consultant (note 12-xi) (Cash - $Nil)                                                                      9,844
Shares issued for investor relation services (note 12-vi) (Cash - $Nil)                                                     262,500
Less: services not yet received                                                  (262,300)                                 (262,500)
Shares issued to employees for employment services (note 12-xi)                                                              22,716
   (Cash - $Nil)
Shares exchanged as per exchange agreement (Cash - $Nil)                                                                          0
Shares issued for conversion from debenture holders (Cash -$729,529)                                                        729,529
Share issue cost from April 1, 1995 to March 31, 1996                                                                      (214,357)
Translation adjustment                                                                          47,224                       47,224
Net loss from April 1, 1995 to March 31, 1996                                                              (6,090,730)   (6,090,730)
                                                                              ------------------------------------------------------
Balance as at March 31, 1996                                                  ($1,954,327)   ($240,900)  ($13,202,738)  ($1,378,772)
                                                                              ======================================================
(*) 1,074,276 common shares and 12,500 Class B voting common shares have been subscribed for but remain unissued as at March 31, 1996.

The accompanying notes are an integral part of these consolidated financial statements.

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS/CORPORATE HISTORY:

The Tracker Corporation of America (the "Company"), through a wholly-owned subsidiary, The Tracker Corporation ("Tracker Canada"), is engaged in the development, marketing and operation of a unique system to aid in the recovery of lost or stolen items using advanced bar code and laser scanning technologies.

The Company was formed under the name Ultra Capital Corp. ("Ultra") in February 1986 under the laws of the State of Nevada to serve as a vehicle to acquire or merge with an operating company. The Company changed its name from Ultra on July 1, 1994 when, as more fully discussed below, Ultra merged with Tracker Canada.

The Company was reincorporated in Delaware on July 1, 1994. Effective
July 12, 1994, the Company merged with Tracker Canada. Concurrent with the merger effective date, Ultra changed its name to The Tracker Corporation of America and changed its year-end from December 31 to March 31. In conjunction with the merger, the common stock of Tracker Canada was reclassified as exchangeable preference stock which is exchangeable on a one-for-one basis for shares of the common stock of the Company beginning July 12, 1995 through July 12, 2002. An equal number of Class B voting common stock ("Class B shares") is held in trust for exchangeable preference shareholders who can direct the voting of the Class B shares. The Class B shares will be cancelled upon the exchange of the exchangeable preference shares for the Company's common stock.

For accounting purposes, the merger was treated as a reverse merger/acquisition with recapitalization of Tracker Canada as the acquirer because, among other factors, the assets and operations of Tracker Canada significantly exceed those of Ultra and the shareholders of Tracker Canada control the Company after the merger. The merger was treated for accounting and financial reporting purposes as an issuance of shares by Tracker Canada and, accordingly, pro forma information is not presented as the merger is not a business combination. The historical consolidated financial statements prior to July 12, 1994 are those of Tracker Canada. The merger has been recorded at the value of Ultra's net tangible assets as of the effective date. The accumulated deficit of Tracker Canada is carried forward and the common stock and paid-in capital of Tracker Canada prior to the merger have been retroactively restated for the equivalent number of shares received in the merger and carried forward.

The Company utilizes state-of-the-art proprietary technology providing a service to aid in the recovery of lost or stolen possessions. The Company's members receive a series of individualized, digitally-encoded labels that can be applied to personal belongings. In the event a labelled item is recovered, the Company's technology allows for the identification of the item's owner. After identification, the Company's 24-hour service network coordinates the return of the item to its owner via an international courier network. The Company's Worldwide Identification & Recovery Service is endorsed by the International Association of Chiefs of Police.

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN:

The Company has been in a development stage since May 6, 1993, its inception. The Company's successful launch to the marketplace, and ultimately to the attainment of profitable operations, is dependent on its ability to obtain adequate sources of financing and revenue generation. Management is currently working to secure adequate sources of capital through private placements of securities. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INVENTORY

The inventory is stated at the lower of cost or market value with cost being determined by the average cost method. Inventory predominantly consists of raw materials as the Company fulfills its sales orders on a just in time basis, when received. No significant work-in-progress or finished goods were held by the Company at year end.

DEFERRED CHARGES

Deferred charges relate primarily to unamortized commissions and are amortized on a straight line basis over the term of the related agreement.

REVENUE RECOGNITION AND DEFERRED REVENUE

Revenue for Company services is recognized on a straight-line basis over the term of the services offered and is shown net of sales discounts and allowances. Amounts received for which service has not yet been provided are recorded as deferred revenue. The average length of the membership agreement varies from monthly to a five-year period.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation. Depreciation is determined using the straight line method over the estimated useful lives of the related assets as follows:

         Scanning equipment and computer hardware              5 years
         Computer software                                     1 year
         Office furniture and equipment                        5 years
         Leasehold improvements                      term of the lease
         Kiosk equipment                                       5 years

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company's wholly-owned Canadian subsidiary are translated at the fiscal year end exchange rate while revenues, expenses and cash flows are translated at average rates in effect for the period

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are carried in the accompanying consolidated financial statements at amounts that approximate fair value unless separately disclosed.

EARNINGS PER SHARE

Primary earnings per share are calculated based on net profit (loss) divided by the weighted average number of shares of common stock and Class B voting common stock outstanding.

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

ACCOUNTING FOR STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", establishes financial and reporting standards for stock-based employee compensation plans. This statement defines fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The accounting requirements are effective for transactions entered into in fiscal years beginning after December 15, 1995. The disclosure requirements are effective for fiscal years beginning after December 31, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company has not completed an evaluation of the effect of this Statement.

NOTE 4 - SHORT TERM INVESTMENT:

The amount of $221,190 represents a short-term investment in 288,462 shares of Stratcomm Media Ltd., which is a publicly traded company on the Vancouver Stock Exchange, and represents less than a 4% interest in the company. The common shares owned by the Company were restricted from trading for a period of 12 months starting May 30, 1995. The investment, which is carried as available for sale, is carried at cost which approximates fair value.

NOTE 5 - PREPAID EXPENSES AND DEPOSITS:

Prepaid expenses and deposits comprise the following:

                            March 31,      March 31,
                              1996           1995
                            --------       --------
Investor relations          $      0       $325,267
Marketing & celebrity        120,992              0
Rent                             450        115,147
Other                         46,903        104,018
                            --------       --------

                            $168,345       $544,432
                            ========       ========

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTE RECEIVABLE:

At March 31, 1995, the Company had advanced $178,350 to Page-Direct Ltd. (a wireless communications company for which the Company had entered into an agreement to purchase). The related note receivable bore interest at the Royal Bank of Canada prime rate plus 2% and was payable on demand. The note was repaid in June 1995 in conjunction with the cancellation of the subject agreement.

Subsequent to March 31, 1995, the owner of Page-Direct Ltd exercised its option under the agreement to reacquire its interest in Page-Direct. Prior to the exercise of this option, the Company had issued 271,052 exchangeable preference shares in its Canadian subsidiary to the owner of Page-Direct Ltd. for 46.2% of the outstanding shares of Page-Direct Ltd. Such exchangeable preference shares were returned to the Company in June 1995. The Company has recorded the exercise of the reversionary option by the owner of Page-Direct Ltd. as if it had occurred as of March 31, 1995.

NOTE 7 - DUE FROM SHAREHOLDERS

Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE 8 - DEFERRED CHARGES

Deferred charges consist of the following:

                                   March 31,   March 31,
                                    1996         1995
                                  -------       -------
Current:
 Deferred sales commission         47,222             0
 Other                             26,528             0
                                  -------       -------
                                  $73,750       $     0
                                  =======       =======
Long term:

 Deferred sales commission         61,680             0
 Other                              4,554             0
                                  -------       -------
                                  $66,234       $     0
                                  =======       =======

NOTE 9 - FIXED ASSETS

Property and equipment consist of the following:

                                     March 31,      March 31,
                                       1996           1995
                                     --------       --------
Scanning equipment                   $106,471       $ 99,364
Computer equipment                    257,189        250,152
Computer software                      31,988         30,845
Office furniture and equipment         67,254         54,950
Leasehold improvements                 66,840         64,674
Kiosk equipment                        63,496         61,438
                                     --------       --------
        Total original cost           593,238        561,423
Less: Accumulated depreciation        239,509        124,276
                                     --------       --------
                                     $353,729       $437,147
                                     ========       ========

Depreciation expense for the year ended March 31, 1996 was $111,070 and was $94,161 for the year ended March 31, 1995.

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LONG TERM INVESTMENT:

The amount of $50,451 represents the original cost to acquire 633,002 common shares of C.E.M. Centry Electronic Monitoring Corporation ("Centry"), a publicly listed Canadian company trading on the Vancouver Stock Exchange, which approximates fair value. This investment, which is carried as available for sale, represents approximately 11.96% of Centry's total common shares issued.

NOTE 11 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                             March 31,      March 31,
                                               1996           1995
                                             --------       --------
Payroll and employee benefits                $      0       $178,980
Director fees                                  11,000         44,500
Finder fees for convertible debentures         52,906              0
Others                                        202,931        110,641
                                             --------       --------
                                             $266,837       $334,121
                                             ========       ========


NOTE 12 - CAPITAL STOCK:

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

(ii) At March 31, 1996, outstanding warrants had been issued and were outstanding to acquire 17,348 exchangeable preference shares (1,185,880 at March 31, 1995) of the Canadian subsidiary at Canadian $14 per share. These warrants expire two years after the date of issuance. For further discussion on outstanding warrants refer to Note 17.

(iii) On March 15, 1995, the Company entered into an agreement and sold, for net proceeds of $350,000, 500,000 units comprised of 500,000 restricted common shares and 500,000 warrants to purchase 500,000 restricted common shares to Kuplen Group Investment ("KGI"). The warrants are exercisable during the one year period commencing July 12, 1995 to July 12, 1996 at a price of $5.00 per share. In the event that the common stock underlying the warrants cannot be purchased legally on margin at a marginable price, then the exercise period will be extended until the first day that the common stock becomes marginable. In order to secure registration rights of the restricted shares, KGI must exercise the warrants on a 1:1 basis with the common shares.

(iv) (a) During the year ended March 31, 1995, the Company adopted a plan that allows for the granting of options, appreciation rights, restricted stock and certain other stock-based performance incentives to certain officers as determined at the discretion of the compensation committee of the board of directors. On April 11, 1995, the Company issued stock, pursuant to stock grants, of 630,000 shares of common stock, restricted as to transferability, to certain officers of the Company.

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CAPITAL STOCK (CONT'D):

(iv)  (b) The Company issued the following options and warrants:

                                   March 31,     Exercise      March 31,    Exercise
                                     1996         Price          1995         Price
                                   --------     ----------    ----------    ----------
Options:
  Opening                            40,000     $     7.95             0           n/a
    Granted during the year (*)      10,000     $     1.81        40,000    $     7.95
    Exercised during the year             0            n/a             0           n/a
    Expired/cancelled during year   (10,000)    $     7.95             0           n/a
                                   --------                   ----------
  Closing                            40,000                       40,000
                                   ========                   ==========

(*) : 40,000 options were issued in July 1994 and 10,000 options were issued in September 1995 to non-employee directors and vest proportionately over a period of three years.

                                       March 31,    Exercise     March 31,      Exercise
                                          1996        Price        1995           Price
                                      ------------  ---------  ------------     ---------
Warrants (Common Stock & Class B):
  Opening                               1,685,880         n/a            0            n/a
    Issued during the year                250,000       $5.00      500,000          $5.00
    Issued during the year                      0         n/a    1,185,880      Cdn$14.00
    Exercised during the year            (849,803)   Cdn$1.00            0            n/a
    Expired during the year              (318,729)  Cdn$14.00            0            n/a
                                      ------------             ------------
  Closing                                 767,348                1,685,880
                                      ============             ============

(v) On May 1, 1995, the Company entered into an agreement and sold, for net proceeds of $250,000, 250,000 units comprised of 250,000 restricted common shares and 250,000 warrants to purchase 250,000 restricted common shares to Reynold Kern ("RK"). The warrants are exercisable during the one year period commencing July 12, 1995 to July 12, 1996 at a price of $5.00 per share. In the event that the common stock underlying the warrants cannot be purchased legally on margin at a marginable price, then the exercise period will be extended until the first day that the common stock becomes marginable.

(vi) In June 1995, the Company issued 200,000 shares of common stock, restricted as to transferability for a period of two years from date of issuance, to Robert Zuk for certain investor relations services for the Company.

(vii) In October 1995, the Company issued 770,000 shares of common stock pursuant to the registration statement on S-8 to six key employees and one director as payment in lieu of prior accrued salaries and fees and as an advance of their salaries and fees up to September 30, 1996. The shares issued were all valued at $1.00 per share.

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CAPITAL STOCK (CONT'D):

(viii) On November 1, 1995, at its annual general meeting the shareholders approved the increase of the authorized number of common shares from 20,000,000 to 30,000,000 shares.

(ix) Other Capital

As at March 31, 1996, 1,074,276 common shares and 12,500 Class B shares have been subscribed for but remain unissued as the service for which these shares were subscribed for have yet to be received.

                                                                                   From Inception
                                                                                    (May 6 1993)
                                                         Year ended March 31,          through
                                                       1996            1995        March 31, 1996
                                                     ----------------------------------------------
Opening:
      Marketing services not yet received         $1,999,200        $        0        $        0
      Deferred compensation costs                          0                 0                 0
      Deferred consulting costs                       87,485                 0                 0
      Rent                                                 0                 0                 0
                                                  ----------------------------------------------
                                                   2,086,685                 0                 0
                                                  ----------------------------------------------
Shares subscribed but not issued (future services):
      Marketing services not yet received                  0         1,999,200         1,999,200
      Deferred compensation costs                  1,706,031            74,409         1,780,440
      Deferred consulting costs                      910,819           782,204         1,693,023
      Rent                                                 0            30,121           354,465
                                                  ----------------------------------------------
                                                   2,616,850         2,885,934         5,827,128
                                                  ----------------------------------------------
Charged to expense as services received:
      Marketing services not yet received            666,400                 0           666,400
      Deferred compensation costs                  1,365,432            74,409         1,439,841
      Deferred consulting costs                      717,376           694,719         1,412,095
      Rent                                                 0            30,121           354,465
                                                  ----------------------------------------------
                                                   2,749,208           799,249         3,872,801
                                                  ----------------------------------------------
Closing:
      Marketing services not yet received          1,332,800         1,999,200         1,332,800
      Deferred compensation costs                    340,599                 0           340,599
      Deferred consulting costs                      280,928            87,485           280,928
      Rent                                                 0                 0                 0
                                                  ----------------------------------------------
                                                  $1,954,327        $2,086,685        $1,954,327
                                                  ==============================================

 (x) 991,434 shares were issued due to the conversion of subordinated debentures totalling $729,529; $1,460,000 in subordinated debentures remain outstanding as at March 31, 1996.

(xi) The Company has, from inception to present, issued shares in exchange for
(a) employment services, (b) consulting and marketing services, and (c) consideration in lieu of rental payments.

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS:

LEASES

The Company has a lease agreement for its current office premises. The term of the lease is 10 years which commenced January 1, 1994 and requires payment of an annual base rent of $22,000 for the first five years and thereafter market value less 20%. In addition, the Company is required to pay its share of property taxes and all operating costs.

Rental expense for the year ended March 31, 1996 amounted to $233,705 and $219,183 for the year ended March 31, 1995.

EXCLUSIVE DISTRIBUTION RIGHTS

The Company amended its arrangement with Symbol Technologies Inc. for the exclusive right to use its PDF bar code scanning technology in Canada, the United States and Europe. The commitment under this arrangement is as follows:

                               Units                      Amount
                      -----------------------    ------------------------
         1996                  830                        $554,000



MARKETING AGREEMENT

On March 15, 1995, the Company entered into an agreement with The L.L. Knickerbocker Company, Inc., of California ("Knickerbocker") which provides for a television and radio marketing campaign to be initially launched in the California marketplace. As part of the compensation for services to be performed by Knickerbocker, the Company has paid Knickerbocker a fee of $212,975 and issued 800,000 restricted common shares, valued at $2.50 per share based on the trading price of the Company's shares on the date of the agreement. These common shares bear a legend restricting Knickerbocker from selling them for two years from March 15, 1995, without the prior written consent of the Company.

THE IACP ENDORSEMENT:

The Company has secured the endorsement of the International Association of Chiefs of Police ("IACP"), a nonprofit organization of approximately 14,000 members from the world's law enforcement community founded in 1893. The Company's present license agreement with the IACP began in February 1996 and runs through February 1999. Under the agreement, the Company has agreed to pay IACP, on a quarterly basis in arrears, the greater of $100,000 per year or a fee based on the total number of subscribers of the Company calculated as follows:

        Number of Subscribers           Per Capita Amount
        ---------------------           -----------------
          0-1,000,000                       $0.20
          1,000,001 - 5,000,000             $0.10
          More than 5,000,000               $0.075

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS (CONT'D):

INVESTOR MEDIA & PUBLIC RELATIONS

The Company entered into an agreement dated November 20, 1995 with Corporate Relations Group, Inc., of Winter Park, Florida ("CRG") to provide advertising, printing and investor relations for investor media and public relations support to the Company with services to commence in mid 1996. The agreement covers a twelve-month period and may be cancelled without penalty at the Company's option. As consideration for the services to be provided by CRG, the Company will pay to CRG, at the Company's option, either $570,000 in cash or the equivalent number of common shares assigned a value of $1.75 on the agreement date. The Company has also agreed to issue options to purchase a total of 500,000 common shares noted as follows:

         100,000 common shares at $2.00 1 year from the date of the agreement 100,000 common shares at $2.40 2 years from the date of the agreement 100,000 common shares at $2.60 3 years from the date of the agreement 100,000 common shares at $2.80 4 years from the date of the agreement 100,000 common shares at $3.00 5 years from the date of the agreement

NOTE 14 - RELATED PARTY TRANSACTIONS:

Prior to the date of incorporation (May 6, 1993), the founder and other key members of management agreed to receive 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join the Company, respectively. No value has been assigned to these shares.

The Company currently retains certain key management personnel under contract. Included in expenses are consulting and management fees paid under the aforementioned contracts totaling, in the aggregate, $589,390 for the year ended March 31, 1996 and $737,462 for the year ended March 31, 1995.

Placement commissions amounting to $Nil for the year ended March 31, 1996 and $115,282 for the year ended March 31, 1995 paid to related parties in connection with the Company's private equity placement are included as a reduction in paid in capital.

Commissions amounting to $85,646 for the year ended March 31, 1996 and $Nil for the year ended March 31, 1995 were paid to related parties in connection with the issuance of convertible subordinated debentures.

See also Note 12 (iv) and (vii).

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES:

The estimated deferred tax asset of $3,696,000 and $2,290,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to March 31, 1996 and March 31, 1995, respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $10,561,000 expire starting in 2001; the benefit of these losses have not been reflected in these financial statements.

                                       March 31,         March 31,
                                        1996               1995
                                    -----------        -----------
Deferred tax liabilities            $         0        $         0

Deferred tax assets
         Net operating losses         3,696,000          2,290,000
                                    -----------        -----------
                                      3,696,000          2,290,000
Valuation allowance                  (3,696,000)        (2,290,000)
                                    -----------        -----------
                                    $         0        $         0
                                    ===========        ===========

The valuation allowance increased by $1,406,000 during the year.

NOTE 16 - CONVERTIBLE SUBORDINATED DEBENTURES:

The Company has outstanding at March 31, 1996 convertible subordinated debentures in the amount of $1,460,000 bearing interest at 15% annually, which are repayable within one year. The interest payments are payable monthly in advance. The principal amount may be converted, at the holder's option, into shares of the Company's common stock, in whole or in part, beginning on October 1, 1995 at a conversion price as shown below. The debentures are subordinated to all other indebtedness incurred by the Company. The Company paid $32,740 in cash and accrued 52,906 restricted common shares (valued at $52,906) in placement commissions to finders of arm's length third party private investors. The following lists the conversion rates:

                                                                     No. of shares
     Principal                  Conversion rate                      on conversion
     ---------                  -----------------                    -------------
     $   730,000                $0.4375 per share of common stock      1,668,575
         375,000                $0.9375 per share of common stock        400,000
         125,000                $1.00 per share of common stock          125,000
          30,000                $1.06 per share of common stock           28,302
          70,000                $1.0625 per share of common stock         65,883
          30,000                $1.10 per share of common stock           27,273
          75,000                $1.20 per share of common stock           62,499
          25,000                $1.25 per share of common stock           20,000
     -----------                                                      ----------
     $ 1,460,000                                                       2,397,532
     ===========                                                      ==========

Total interest paid and included in general and administrative expenses is $181,311 and $Nil for year ended March 31, 1996 and 1995, respectively.

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SUBSEQUENT EVENTS:

On May 3, 1996, Tracker U.S. issued 52,906 restricted shares of Common Stock to Wheel of Fortune as settlement of finder's fees in the amount of $52,906 in connection with the sale of the Second Series Convertible Debentures.

Of the warrants issued since inception to acquire exchangeable preference shares of the Canadian subsidiary at Canadian $14 per share, there remain only 15,577 outstanding as 1,771 warrants have expired since March 31, 1996. As described in
Note 12 (ii), these warrants expire two years after the date of issuance.

During April and May 1996, the Company issued 600 shares of $1,000 6%
Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock is not redeemable and, except as otherwise provided by law, is non-voting. Subject to the prior right of the holders of any shares of any series of Preferred Stock ranking prior to the shares of Convertible Preferred Stock with respect to dividends, the holders of the Convertible Preferred Stock are entitled to receive when, as and if declared by the Board of
Directors: (i) quarterly dividends payable in cash out of funds legally available for such purpose on the last day of July 1996 and October 1996 (each such date being referred to herein as a "Quarterly Dividend Payment Date") at an annual rate of $60 per share; or, (ii) at the sole option of the Company, quarterly dividends payable on each Quarterly Dividend Payment Date in additional shares of Convertible Preferred Stock at an annual rate of 0.06 additional shares per share of Convertible Preferred Stock then outstanding.

In the event of any liquidation, dissolution or winding up of the Company, the holders of the Convertible Preferred Stock are entitled to receive, prior to any distribution of any of the assets or funds of the Company to the holders of the Common Stock or any other shares of stock of the Company ranking as to such a distribution junior to the Convertible Preferred Stock, an amount equal to $1,000 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus an amount equal to any accrued but unpaid dividends thereon to the date fixed for payment of such distribution. Upon payment of the full preferential amount, the holders of the Convertible Preferred Stock are not entitled to any further participation in any distribution of assets by the Company.

Each share of Convertible Preferred Stock is convertible, at the option of the holder, without the payment of any additional consideration, and at any time, into such number of shares of Common Stock as is determined by dividing
$1,000 plus the amount of any accrued but unpaid dividends through the date such holder's conversion notice is received by the Company by the Conversion Price (as hereafter defined). The "Conversion Price" shall be equal to that amount which is 33% less than the average of the published OTC Bulletin Board closing bid prices for the Company's Common Stock for the five (5) trading days preceding, at the election of the holder, the date such holder's subscription to purchase the Convertible Preferred Stock was accepted by the Company or the date such holder's conversion notice is received by the Company; provided, however, that the Conversion Price shall in no event be less than $0.15. If the number of shares of Common Stock outstanding at any time after the date of issuance of the Convertible Preferred Stock is increased or decreased by a stock dividend, stock split, or combination or reclassification of the outstanding shares of Common Stock, the Conversion Price shall be appropriately decreased or increased so that the number of shares of Common Stock issuable on conversion shall be increased or decreased in proportion to such increase or decrease in the outstanding shares of Common Stock.

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SUBSEQUENT EVENTS (CONT'D):

During May 1996, the Company issued 250 shares of Series B $1,000 6% Cumulative Convertible Preferred Stock (the "Series B Convertible Preferred Stock"). The Series B Convertible Preferred Stock is identical in all material respects to the Convertible Preferred Stock except that the Quarterly Dividend Payment Dates are August 1996 and November 1996 rather than July 1996 and October 1996.

Subsequent to March 31, 1996, the Company issued 2,319,729 shares of Common Stock of which 708,573 shares were issued upon conversion of $310,000 of Convertible Subordinated Debentures and 1,611,156 shares issued upon conversion of $500,000 Convertible Preferred Stock noted above.