Form 10-Q/A
period 1995-06-30
TRACKER CORP OF AMERICA
filed 1996-07-18
CIK 789853

Date Filed: July 15, 1996

                                   FORM 10-QA
                             AMENDMENT TO FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         (Mark One)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1995

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ................ to.................

         Commission file number 0-24944

                       THE TRACKER CORPORATION OF AMERICA
               (Exact name of Registrant as specified in charter)

         DELAWARE                                                86-0767918
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    180 DUNDAS STREET WEST, TORONTO, ONTARIO, CANADA              M5G 1Z8
    ------------------------------------------------             ----------
        (Address of principal executive offices)                 (Zip Code)

                                 (602) 265-7100
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of August 11, 1995, the Registrant had outstanding 4,211,719 shares of common stock, par value $0.001 per share, and 7,228,051 shares of the Registrant's Class B voting common stock, no par value.

                                     PART I

                              FINANCIAL INFORMATION

- --------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

- --------------------------------------------------------------------------------

         The Tracker Corporation of America (the "Registrant") files herewith balance sheets of the Registrant as of June 30, 1995, and March 31, 1995, and the related statements of operations for the three month period ended June 30, 1995 and June 30, 1994, respectively, and the shareholders' equity for the three month period ended June 30, 1995, and for the period from inception (May 6, 1993) through June 30, 1995 and statement of cash flows for the three month period ended June 30, 1995 and June 30, 1994, respectively, and for the period from inception (May 6, 1993) through June 30, 1995. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-K for the year ended March 31, 1995.

         On July 12, 1994, the Registrant (then called Ultra Capital Corp.) completed a corporate reorganization with The Tracker Corporation ("Tracker Canada"), an Ontario corporation, pursuant to which the Registrant, a Delaware corporation, acquired all voting shares of Tracker Canada in exchange for newly authorized shares of the Registrant's Class B voting common stock representing approximately 90% of the total voting power of the Registrant. The corporate reorganization and several related proposals, including a forward stock split and change in the domicile of the Registrant, were submitted to and approved by the Registrant's shareholders at a special shareholders' meeting held June 30, 1994. Information with respect to the reorganization and such proposals is included in the Registrant's report on Form 10-K filed on July 31, 1995 and in the Registrant's report on Form 8-K dated July 25, 1994.

    -------------------------------------------------------------------------

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

    -------------------------------------------------------------------------

OVERVIEW

         Prior to the reorganization discussed in Item 1 above, the Registrant (then Ultra Capital Corp.) had been inactive for the preceding several years and had conducted no significant operations or activities. Tracker Canada, which originated the present line of business (i.e., the marketing, sale and operations of an international personal property identification and recovery system), was founded in May 1993. During the period from inception to September 30, 1994, the Company was engaged in organizational efforts, including the hiring of technical and management personnel. During that time, the Company focused on the research and development of advanced bar code and laser scanning technology, entered into agreements with key suppliers, prepared the business and marketing plan, programmed the software and filed for patent and trademark protection in Canada and the United States. The Registrant is a development stage company that has developed and has begun to market, sell and operate a personal property identification and recovery system. In October 1994, the Company introduced its services in Canada and currently plans to pursue a similar rollout in the United States beginning in the fall of 1995. To date, the Company has generated modest sales and is anticipating additional revenues due to the introductory launch in the USA. The Company has been unprofitable since inception and expects to continue to incur losses for the next 4 quarters.

         As of June 30, 1995, the Company had an accumulated deficit of $8,992,985 (as at March 31, 1995 the Company had an accumulated deficit of $7,112,008). The Company has financed its research and development activities and operations primarily through the sale of a private placement of 15% one-year convertible subordinated debentures aggregating $900,000 and total of 1,610,000 shares of authorized but restricted common stock in two private placement offerings on March 15, 1995 for 500,000 shares for total gross proceeds to the Registrant of $350,000 and on May 1, 1995 for 250,000 shares for total gross proceeds to the Registrant of $250,000 as well as offerings pursuant to Regulation S under the Securities Act of 1933 (the "Securities Act") on September 16, 1994 for 785,000 shares (200,000 shares of which were returned to the Company, leaving a balance of 585,000 shares) for net gross proceeds to the Registrant of $2,351,700, in the form of cash and prepaid media relation services and on February 9, 1995 for 275,000 shares for total gross proceeds to the Registrant of $550,000 to three separate overseas buyers. Additionally, since March 31, 1995, the Company's wholly-owned subsidiary (Tracker Canada), has sold a total of 849,803 exchangeable preference shares for total gross proceeds to Tracker Canada of $619,166. The Company has introduced its service in a test market in Toronto, Canada and plans to introduce its service over the next three (3) quarters throughout Canada. Management further anticipates launching the Company's service into the United States marketplace during the third quarter of 1995. While management believes there's a substantial market for its service, no assurance can be given that the Company will achieve any significant take up rate and revenues therefrom.

RESULTS OF OPERATIONS

         During the three month period ended June 30, 1995, the Company incurred a net loss of $1,880,977 ($1,015,113 for the three month period ended June 30, 1994), which included developmental costs in the amounts of $1,888,422 ($1,015,113 for the three month period ended June 30, 1994), consisting of $181,152 ($144,644 for the three month period ended June 30, 1994) for operations, $68,744 ($135,902 for the three month period ended June 30, 1994) for information systems, $(195,516) ($337,312 for the three month period ended June 30, 1994) for sales and marketing and $1,834,042 ($397,255 for the three month period ended June 30, 1994) for general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1995, the Company has received approximately $7,492,904 in net proceeds from equity financings as noted in Item 2 - Overview.

         During the three month period ending June 30, 1995, the Company's cash used in operations was $1,354,743 ($840,073 for the three-month ended June 30, 1994). The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, labels, packaging and marketing and advertising materials and plans as well as developing the necessary scanning network and initial sales and promotional commitments leading and subsequent to the Canadian market launch which occurred in the last quarter of 1994.

         As of June 30, 1995, the Company had total current assets of $1,234,071 ($1,192,783 at March 31, 1995) consisting of cash in the amount of $43,913 ($107,091 at March 31, 1995), short term investments in the amount of $218,580 ($nil at March 31, 1995), accounts receivable in the amount of $25,228 ($4,981 at March 31, 1995), prepaid expenses and deposits in the amount of $746,038 ($544,432 at March 31, 1995), inventories in the amount of $144,873 ($166,003 at
March 31, 1995), a note receivable in the amount of $nil ($178,350 at March 31,
1995), and receivables from stockholders in the amount of $55,439 ($191,926 at March 31, 1995). At such date, the Company had net fixed assets totaling $414,792 ($437,147 at March 31, 1995) and long-term investments in the amount of $50,451 ($39,522 at March 31, 1995). As of June 30, 1995, the Company had
liabilities of $894,039 ($1,446,543 at March 31, 1995), consisting of accounts payable in the amount of $454,124 ($1,101,424 at March 31, 1995), accrued liabilities in the amount of $390,670 ($334,121 at March 31, 1995) and deferred revenues in the amount of $49,245 ($10,998 at March 31, 1995). For the three month period ended June 30, 1995, the Company raised capital from the issuance of 849,803 of its wholly-owned subsidiary's (Tracker Canada's) exchangeable preference shares as a result of the exercising of 849,803 warrants for an amount of $619,166 in cash. As inducements to join the Company, Tracker Canada issued, in aggregate, 5,089,286 exchangeable preference shares at a nominal value to the Registrant's Chairman, key executives, management and employees.

         In October 1994, the Company launched its service in the Canadian marketplace. The metropolitan area of Toronto was selected as an appropriate staging ground for the rollout across Canada, which rollout is anticipated to last through the second quarter of 1996. No assurance can be given that the Company's current capital will be sufficient to finance the Canadian rollout.

         Management further anticipates launching the Company's service into the United States marketplace during the fourth quarter of 1995. The Company expects to incur substantial additional costs relating to the implementation of its marketing strategy and its business plan. No assurance can be given that the Company will generate revenues sufficient to cover expenses. The Company intends to undertake a private placement of its equity securities in an effort to raise that required additional funds to meet the Company's operating and capital requirements. No assurance can be given that such additional funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company's business will be materially and adversely affected.

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

CAPITAL REQUIREMENTS

         The Company will require substantial additional capital in order to implement its business plan in the manner contemplated. The acquisition of equipment, establishment of distribution channels and conduct of a comprehensive marketing and advertising campaign are considered significant to the Company's success. The Company will require additional debt or equity funding to conduct and complete such activities. Although the Company anticipates the need for substantial additional funding, no assurances can be given that such funding will be available to the Company on acceptable terms or at all. If the Company does not receive sufficient funding on acceptable terms, this could prevent or delay the marketing, sale and operation of the Company's personal property identification and recovery system and could have a material adverse effect on the Company's business, operating results and financial condition. The Company is exploring several equity and debt financing options.

INFLATION

         While inflation has not had a material impact on operating results and management does not expect inflation to have a material impact on operating results, there can be no assurance the business of the Company, on a consolidated basis, will not be affected by inflation in the future.

 ------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 ------------------------------------------------------------------------------

EXHIBITS

- -------------------------------------------------------------------------------------------------------------------
Exhibit   SEC Reference                    Title of Document                                       Page No.
No.           No.
- -------------------------------------------------------------------------------------------------------------------
  1            2         Reorganization Agreement                                        Incorporated By Reference*
- -------------------------------------------------------------------------------------------------------------------
  2           10         Share Purchase Agreement between The Tracker  Corporation       Incorporated By
                         and Page-Direct  Ltd. and Marc Bombenon and Marc Bombenon       Reference**
                         Enterprises Ltd. and 614593 Alberta Ltd., dated July 29, 1994
- -------------------------------------------------------------------------------------------------------------------
 27           27         Financial Data Schedule                                         Filed herewith
- -------------------------------------------------------------------------------------------------------------------

*Incorporated by reference from the Registrant's report on Form 8-K dated July 12, 1994 (filed on July 25, 1994) (Commission File No. 2-33368-D). **Incorporated by reference from the Registrant's report on Form 8-K dated July 29, 1994 (filed on August 12, 1994 (Commission File No. 2-33368-D) and report on Form 8-K dated June 16, 1995 (filed on June 29, 1995 (Commission File No. 2-33368-D).

REPORTS ON FORM 8-K

         During the quarter ended June 30, 1995, the Registrant filed one (1) report on Form 8-K, dated June 16, 1995 (filed June 29, 1995) with respect to the owner of Page-Direct Ltd. exercising his option.

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

         Date: July 15, 1996


                               THE TRACKER CORPORATION OF AMERICA,
                               a Delaware corporation



                               By: /s/ Mark J Gertzbein
                                  --------------------------------------------
                                   Mark J. Gertzbein, Secretary and Treasurer
                                  (Principal Accounting and Financial Officer)

THE TRACKER
CORPORATION
OF AMERICA

(A DEVELOPMENT
STAGE COMPANY)

CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 1995

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Balance Sheet
(Unaudited)

                                                            June 30,        March 31,
                                                              1995            1995
                                                          ------------    ------------
Assets                                                                     (Audited)
Current assets
  Cash and cash equivalents                               $     43,913     $  107,091
  Short-term investment                                        218,580              0
  Accounts receivable                                           25,228          4,981
  Prepaid expenses and deposits                                746,038        544,432
  Inventory                                                    144,873        166,003
  Note receivable                                                    0        178,350
  Due from shareholders                                         55,439        191,926
                                                          ------------   ------------
    Total current assets                                     1,234,071      1,192,783
                                                          ------------   ------------

Fixed assets (net)                                             414,792        437,147
Long-term investment                                            50,451         39,522
                                                          ------------   ------------

    Total assets                                          $  1,699,314    $ 1,669,452
                                                          ============    ===========
Liabilities & Shareholders' Equity (Deficit)

Current liabilities
  Accounts payable                                        $    454,124    $ 1,101,424
  Accrued liabilities                                          390,670        334,121
  Deferred revenue                                              49,245         10,998
                                                          ------------   ------------
    Total liabilities                                          894,039      1,446,543
                                                          ------------   ------------

Commitments (Note 12)

Shareholders' equity (deficit)
  Preferred stock, $.001 par value, 500,000 shares                   0              0
    authorized, no shares issued and outstanding

  Common stock, $.001 par value, 20,000,000 shares
    authorized, 3,003,386 shares issued and outstanding          3,003          2,109

  Class B Voting Common stock, $0.00000007 par value,                0              0
    20,000,000 shares authorized,  7,228,051 issued and
    outstanding

  Paid-in capital                                           12,393,384      9,707,617
  Other capital                                             (2,311,491)    (2,086,685)
  Accumulated deficit                                       (8,992,985)    (7,112,008)
  Cumulative translation adjustment                           (286,636)      (288,124)
                                                          ------------   ------------

    Total shareholders' equity (deficit)                       805,275        222,909
                                                          ------------   ------------

    Total liabilities and shareholders' equity (deficit)  $  1,699,314    $ 1,669,452
                                                          ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Statement of Operations
(Unaudited)

                                                         For 3 months ended           From inception
                                                   -----------------------------      (May 6, 1993)
                                                     June 30,          June 30,           through
                                                       1995              1994         June 30, 1995
                                                   -----------       -----------      --------------
Revenue                                            $    15,905       $         0       $    26,092

Cost of Goods Sold                                       8,460                 0       $    12,489
                                                   -----------       -----------       -----------

Gross Profit                                             7,445                 0            13,603
                                                   -----------       -----------       -----------

Development costs
  Operational                                          181,152           144,644       $ 1,018,093
  Information systems                                   68,744           135,902       $   691,848
  Sales and marketing                                 (195,516)          337,312       $ 2,148,193
  General and administrative                         1,834,042           397,255       $ 5,148,454
                                                   -----------       -----------       -----------

Total development costs                              1,888,422         1,015,113         9,006,588
                                                   -----------       -----------       -----------

Net losses applicable to common shares             ($1,880,977)      ($1,015,113)      ($8,992,985)
                                                   ===========       ===========       ===========

Loss per share of common stock                     ($     0.21)      ($     0.17)      ($     1.36)
                                                   ===========       ===========       ===========

Weighted average number of shares outstanding        9,100,593         6,060,265         6,611,786
                                                   ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)

                                                                 For 3 months ended         From inception
                                                            -----------------------------    (May 6, 1993)
                                                               June 30,         June 30,        through
                                                                1995             1994        June 30, 1995
                                                            ----------------------------------------------
Cash flows from (used in) operating activities:
  Net losses                                                ($1,880,977)     ($1,015,113)     ($8,992,985)
  Adjustments to reconcile net loss to
    net cash from operating activities:
    Depreciation                                                 29,649           18,680          153,925
    Rent, consulting and marketing services, employee
     compensation settled via the isuuance of company
     shares                                                   1,468,392                0        2,591,985
    Changes in assets and liabilities:
        Prepaid expenses and deposits                          (201,606)         (60,286)        (763,311)
        Accounts receivable                                     (20,247)               0          (25,228)
        Short-term investment                                  (218,580)               0         (218,580)
        Inventory                                                21,130                0         (144,873)
        Deferred revenue                                         38,247                0           49,245
        Accounts payable and accrued liabilities               (590,751)         216,646          859,439
                                                            ---------------------------------------------
  Net cash used in operating activities                      (1,354,743)        (840,073)      (6,490,383)
                                                            ---------------------------------------------
Cash flows from (used in) investing activities:
  Acquisition of fixed assets                                     4,668         (209,055)        (572,271)
  Loan to shareholders                                           (2,470)         (97,485)        (408,197)
  Repayment of loan to shareholders                             138,956           18,057          352,757
  Note receivable                                                     0                0         (200,317)
  Repayment of note receivable                                  178,350                0          200,317
  Long term investment                                          (10,929)               0       (2,301,372)
  Unwind of long term investment                                      0                0        2,250,921
                                                            ---------------------------------------------
  Net cash used in investing activities                         308,575         (288,483)        (678,162)
                                                            ---------------------------------------------
Cash flows from (used in) financing activities:
  Issuance of common shares                                   1,094,445          276,513        8,839,530
  Due to shareholder                                                  0                0          108,390
  Repayment to shareholder                                            0                0         (108,390)
  Share issue costs                                            (100,989)        (223,614)      (1,346,626)
                                                            ---------------------------------------------
  Net cash from financing activities                            993,456           52,899        7,492,904
                                                            ---------------------------------------------
Effect of exchange rate changes                                 (10,466)            (224)        (280,446)
                                                            ---------------------------------------------
Increase (decrease) in cash and cash equivalents during         (63,178)      (1,075,881)          43,913
  the period

Cash and cash equivalents, beginning of period                  107,091        2,012,984                0
                                                            ---------------------------------------------
Cash and cash equivalents, end of period                    $    43,913      $   937,103      $    43,913
                                                            =============================================

Supplemental schedule of noncash financing activitites
  The Company issued certain shares of its Class B voting common stock for service and for nominal values.
  See Consolidated Statement of Shareholders' Equity (Deficit).

The accompanying notes are an integral part of these consolidated financial statements.

The Tracker Corporation of America
(A Development Stage Company)


Consolidated Statement of Shareholders' Equity (Deficit)
(Unaudited)

                                                                                        SHARES                     AMOUNTS
                                                                                ------------------------   ---------------------
                                                                                                                        Paid in
                                                                                                 Class B              Capital in
                                                                                 Common          Common      Common     Excess
                                                                                  Stock          Stock       Stock      of Par
                                                                                ------------------------   ---------------------
Shares issued to officers at inception (Cash-$Nil)                                             5,089,286

Shares issued for cash (Cash - $4,714,188)                                                       884,729             $4,714,188

Shares issued in lieu of rent (note 11-viii) (Cash- $Nil)                                         60,871                324,344

Share issue costs                                                                                                      (466,142)

Translation adjustment

Net loss
                                                                                ------------------------   --------------------
Balance at March 31, 1994                                                                      6,034,886             $4,572,390
                                                                                ------------------------   --------------------
Shares issued for cash (Cash - $1,175,797)                                                       234,517              1,175,797

Shares issued in lieu of rent (note 11-viii) (Cash - $Nil)                                         5,777                 30,121

Reverse merger with The Tracker Corporation

on July 12, 1994 (Cash - $100)                                                    739,219                     739          (639)

Shares issued from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash - $1,505,000)                860,000                     860     2,900,840
Share proceeds to be received subsequent to March 31, 1995                                                             (819,459)

Shares issued for consulting and marketing services (note 12) (Cash-$Nil)         825,000         78,005      825     2,204,153
Less: consulting and marketing services not yet received                         (814,583)*                  (815)

Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                             500,000                     500       349,500

Shares issued for employment services (note 1-viii) (Cash - $Nil)                                 25,063                 74,409

Share issue costs                                                                                                      (779,495)

Translation adjustment

Net loss
                                                                                ------------------------   --------------------
Balance at March 31, 1995                                                       2,109,636      6,378,248   $2,109    $9,707,617
                                                                                ------------------------   --------------------

                                                                                                   AMOUNTS
                                                                            -------------------------------------------------------
                                                                                                     Deficit Accumulated
                                                                                         Cumulative       During
                                                                               Other     Translation   Development
                                                                              Capital    Adjustment       Stage            Total
                                                                            -------------------------------------------------------
Shares issued to officers at inception (Cash-$Nil)

Shares issued for cash (Cash - $4,714,188)                                                                               $4,714,188

Shares issued in lieu of rent (note 11-viii) (Cash- $Nil)                                                                   324,344

Share issue costs                                                                                                          (466,142)

Translation adjustment                                                                    (129,098)                        (129,098)

Net loss                                                                                                 (2,043,425)     (2,043,425)
                                                                            -------------------------------------------------------
Balance at March 31, 1994                                                            $0  ($129,098)     ($2,043,425)     $2,399,867
                                                                            -------------------------------------------------------
Shares issued for cash (Cash - $1,175,797)                                                                                1,175,797

Shares issued in lieu of rent (note 11-viii) (Cash - $Nil)                                                                   30,121

Reverse merger with The Tracker Corporation

on July 12, 1994 (Cash - $100)                                                                                                  100

Shares issued from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash - $1,505,000)                                                        2,901,700
Share proceeds to be received subsequent to March 31, 1995                                                                 (819,459)

Shares issued for consulting and marketing services (note 12) (Cash-$Nil)                                                 2,204,978
Less: consulting and marketing services not yet received                     (2,086,685)                                 (2,087,500)

Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                                                                       350,000

Shares issued for employment services (note 11-viii) (Cash - $Nil)                                                           74,409

Share issue costs                                                                                                          (779,495)

Translation adjustment                                                                    (159,026)                        (159,026)

Net loss                                                                                                 (5,068,583)     (5,068,583)
                                                                            -------------------------------------------------------
Balance at March 31, 1995                                                   ($2,086,685) ($288,124)     ($7,112,008)       $222,909
                                                                            -------------------------------------------------------

The accompanying notes are an integral part of these financial statements

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Statement of Shareholders' Equity (Deficit) (Cont'd)
(Unaudited)

                                                                                 SHARES                       AMOUNTS
                                                                         ----------------------  -----------------------------------
                                                                                                              Paid in
                                                                                       Class B              Capital in
                                                                            Common      Common    Common      Excess         Other
                                                                            Stock       Stock     Stock       of Par        Capital
                                                                         ----------------------  -----------------------------------
Share proceeds received re Regulation S offering                                                              819,459
   made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued                                6,250*                  6                       37,494
   before March 31, 1995 (note 11-viii) (Cash - $Nil)

Share proceeds received from private placement (Cash-$250,000)             250,000                  250       249,750

Shares issued for exercise of warrants at Canadian $1 per share                         849,803               619,166
    (Cash - $619,166)

Shares issued to officers (note 11-iv) (Cash - $Nil)                       630,000                  630       826,245

Shares issued to a consultant (note 11-viii) (Cash - $Nil)                   7,500                    8         9,836

Shares issued for investor relation services (note 11-vii) (Cash-$Nil)     200,000                  200       262,300
Less: services not yet received                                           (200,000)*               (200)                   (262,300)

Share issue cost from April 01, 1995 to June 30, 1995                                                        (100,989)

Translation adjustment

Net loss from April 01, 1995 to June 30, 1995
                                                                         ----------------------  -----------------------------------
Balance at June 30, 1995                                                 3,003,386    7,228,051  $3,003   $12,393,384   ($2,311,491)
                                                                         ======================  ===================================

                                                                                             AMOUNTS
                                                                        ---------------------------------------------
                                                                                        Deficit Accumulated
                                                                            Cumulative       During
                                                                            Translation    Development
                                                                            Adjustment       Stage             Total
                                                                        ---------------------------------------------
Share proceeds received re Regulation S offering                                                              819,459
   made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued                                                                  37,500
   before March 31, 1995 (note 11-viii) (Cash - $Nil)

Share proceeds received from private placement (Cash-$250,000)                                                250,000

Shares issued for exercise of warrants at Canadian $1 per share                                               619,166
    (Cash - $619,166)

Shares issued to officers (note 11-iv) (Cash - $Nil)                                                          826,875

Shares issued to a consultant (note 11-viii) (Cash - $Nil)                                                      9,844

Shares issued for investor relation services (note 11-vii) (Cash-$Nil)                                        262,500
Less: services not yet received                                                                              (262,500)

Share issue cost from April 01, 1995 to June 30, 1995                                                        (100,989)

Translation adjustment                                                       1,488                              1,488

Net loss from April 01, 1995 to June 30, 1995                                           (1,880,977)        (1,880,977)
                                                                        ---------------------------------------------
Balance at June 30, 1995                                                 ($286,636)    ($8,992,985)          $805,275
                                                                        =============================================

(*) 1,008,333 common shares have been subscribed for but remain unissued as at June 30, 1995.

The accompanying notes are an integral part of these financial statements

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

The Company was reincorporated in Delaware on July 1, 1994. Effective July 12, 1994, the Company merged with Tracker Canada. Concurrent with the merger effective date, Ultra changed its name to The Tracker Corporation of America and changed its year end from December 31 to March 31. In conjunction with the merger, the common stock of Tracker Canada was reclassified as exchangeable preference stock which is exchangeable on a one-for-one basis for shares of the common stock of the Company beginning July 12, 1995 through July 12, 2002. An equal number of Class B voting common stock ("Class B shares") is held in trust for exchangeable preference shareholders who can direct the voting of the Class B shares. The Class B shares will be cancelled upon the exchange of the exchangeable preference shares for the Company's common stock.

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

The Company utilizes state of the art proprietary technology providing a service to aid in the recovery of lost or stolen possessions. The Company's members receive a series of individualized, digitally-encoded labels that can be applied to personal belongings. In the event a labelled item is recovered, the Company's technology allows for the identification of the item's owner. After identification, the Company's 24-hour service network coordinates the return of the item to its owner via an international courier network. The Company's Worldwide Identification & Recovery Service is endorsed by the International Association of Chiefs of Police.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of The Tracker Corporation of America and its wholly-owned subsidiary, The Tracker Corporation. All significant intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION AND DEFERRED REVENUE

Revenue for Company services is recognized on a straight-line basis over the term of the services offered and is shown net of sales discounts and allowances. Amounts received for which service has not yet been provided, are recorded as deferred revenue. The average length of the membership agreement varies from monthly to a five-year period.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets as follows:

         Scanning equipment and computer hardware      5 years
         Computer software                             1 year
         Office furniture and equipment                5 years
         Leasehold improvements                        term of the lease
         Kiosk equipment                               5 years

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company's wholly-owned Canadian subsidiary are translated at the June 30, 1995 exchange rate while revenues, expenses and cash flows are translated at average rates in effect for the period.

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior year balances to conform to the current period presentation.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

ACCOUNTING FOR STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", establishes financial and reporting standards for stock-based employee compensation plans. This statement defines the fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The accounting requirements are effective for transactions entered into in fiscal years beginning after December 15, 1995. The disclosure requirements are effective for fiscal years beginning after December 31, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company has not completed an evaluation of the effect of this statement.

NOTE 4 - SHORT-TERM INVESTMENT:

The amount of $218,580 represents a short-term investment in 288,462 shares of Stratcomm Media Ltd., which is a publicly traded company on the Vancouver Stock Exchange, and represents less than a 4% interest in the company. The common shares owned by the Company were restricted from trading for a period of 12 months starting May 30, 1995. The investment, which is carried as available for sale, is carried at cost which approximates fair value.

NOTE 5 - PREPAID EXPENSES AND DEPOSITS:

Prepaid expenses and deposits comprise the following:

                                                   June 30,        March 31,
                                                     1995           1995
                                                   --------        --------
Investor relations                                 $594,180        $325,267
Rent                                                 78,784         115,147
Other                                                73,074         104,018
                                                   --------        --------
                                                   $746,038        $544,432
                                                   ========        ========

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

Subsequent to March 31, 1995, the owner of Page-Direct Ltd. exercised its option under the agreement to reacquire its interest in Page-Direct Ltd. Prior to the exercise of this option, the Company had issued 271,052 exchangeable preference shares in its Canadian subsidiary to the owner of Page-Direct Ltd. for 46.2% of the outstanding shares of Page-Direct Ltd. Such exchangeable preference shares were returned to the Company in June 1995. The Company has recorded the exercise of the reversionary option by the owner of Page-Direct Ltd. as if it had occurred as of March 31, 1995.

NOTE 7 - DUE FROM SHAREHOLDERS:

Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE 8 - FIXED ASSETS:

Property and equipment consist of the following:

                                                       June 30,         March 31,
                                                         1995             1995
                                                       --------         --------
   Scanning equipment                                  $101,481         $ 99,364
   Computer equipment                                   250,706          250,152
   Computer software                                     31,611           30,845
   Office furniture and equipment                        56,121           54,950
   Leasehold improvements                                66,051           64,674
   Kiosk equipment                                       62,747           61,438
                                                       --------         --------
           Total original cost                          568,717          561,423
   Less: Accumulated depreciation                       153,925          124,276
                                                       --------         --------
                                                       $414,792         $437,147
                                                       ========         ========

Depreciation expense for the three months ended June 30, 1995 was $29,649 and was $94,161 for the year ended March 31, 1995.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 9 - LONG-TERM INVESTMENT:

The amount of $50,451 represents the original cost to acquire 633,002 common shares of C.E.M. Centry Electronic Monitoring Corporation ("Centry"), a publicly listed Canadian company trading on the Vancouver Stock Exchange, which approximates fair value. This investment, which is carried as available for sale, represents approximately 11.96% of Centry's total common shares issued.

NOTE 10 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                                      June 30,          March 31,
                                                        1995              1995
                                                      --------          --------
Payroll and employee benefits                         $207,500          $178,980
Director fees                                           84,500            44,500
Others                                                  98,670           110,641
                                                      --------          --------
                                                      $390,670          $334,121
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

(ii) At June 30, 1995, outstanding warrants had been issued and were outstanding to acquire 336,077 exchangeable preference shares (1,185,880 at March 31, 1995) of the Canadian subsidiary at Canadian $14 per share. These warrants expire two years after the date of issuance.

(iii) On March 15, 1995, the Company entered into an agreement and sold, for net proceeds of $350,000, 500,000 units comprised of 500,000 restricted common shares and 500,000 warrants to purchase 500,000 restricted common shares to Kuplen Group Investment ("KGI"). The warrants are exercisable during the one-year period commencing July 12, 1995 to July 12, 1996 at a price of $5.00 per share. In the event that the common stock underlying the warrants cannot be purchased legally on margin at a marginable price, then the exercise period will be extended until the first day that the common stock becomes marginable. In order to secure registration rights of the restricted shares, KGI must exercise the warrants on a 1:1 basis with the common shares.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 11 - CAPITAL STOCK (CONT'D):

(iv) (b) The Company issued the following options and warrants:

                                         THREE      EXERCISE    MARCH 31,  EXERCISE
                                         MONTHS      PRICE        1995      PRICE
                                         ENDED
                                        JUNE 30,
                                         1995
                                        --------     -------    --------   --------
OPTIONS:
  Opening                                40,000      $7.95           0        n/a
    Granted during the period (*)             0        n/s      40,000     $ 7.95
    Exercised during the period               0        n/a           0        n/a
    Expired/cancelled during period     (10,000)     $7.95           0        n/a
                                        -------                 ------
  Closing                                30,000                 40,000
                                        =======                 ======

(*) : 40,000 options were issued in July 1994 to non-employee directors and vest proportionately over a period of three years.

                                         THREE      EXERCISE     MARCH 31,  EXERCISE
                                         MONTHS      PRICE         1995      PRICE
                                         ENDED
                                        SEPT 30,
                                          1995
                                        --------    --------    ----------  --------
WARRANTS (COMMON STOCK AND CLASS B):
  Opening                               1,685,880         n/a            0        n/a
    Issued during the period              250,000       $5.00      500,000      $5.00
    Issued during the period                    0         n/a    1,185,880  Cdn$14.00
    Exercised during the period          (849,803)   Cdn$1.00            0        n/a
    Expired during the period                   0   Cdn$14.00            0        n/a
                                        ---------                ---------
  Closing                               1,086,077                1,685,880
                                        =========                =========

(v) On May 1, 1995, the Company entered into an agreement and sold, for net proceeds of $250,000, 250,000 units comprised of 250,000 restricted common shares and 250,000 warrants to purchase 250,000 restricted common shares to Reynold Kern. The warrants are exercisable during the one-year period commencing July 12, 1995 to July 12, 1996 at a price of $5.00 per share. In the event that the common stock underlying the warrants cannot be purchased legally on margin at a marginable price, then the exercise period will be extended until the first day that the common stock becomes marginable.

(vi) In June 1995, the Company issued 200,000 shares of common stock, restricted as to transferability for a period of two years from date of issuance, to Robert Zuk for certain investor relations services for the Company.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 11 - CAPITAL STOCK (CONT'D):

(vii) Other capital

As at June 30, 1995, 1,008,333 common shares have been subscribed for but remain unissued as the service for which these shares were subscribed for have yet to be received.

                                                 FOR THE PERIOD         FROM INCEPTION
                                             3 MONTHS ENDED JUNE 30,     (MAY 6, 1993)
                                            -------------------------   THROUGH JUN 30,
                                               1995           1994           1995
                                            ----------     ----------   ---------------
OPENING,
    Marketing services not yet received     $1,999,200     $        0     $        0
    Deferred compensation costs                      0              0              0
    Deferred consulting costs                   87,485              0              0
    Rent                                             0              0              0
                                            ----------     ----------     ----------
                                             2,086,685              0              0
SHARES SUBSCRIBED BUT NOT ISSUED,
    Marketing services not yet received              0              0      1,999,200
    Deferred compensation costs                826,875              0        901,284
    Deferred consulting costs                  866,323              0     1,,648,527
    Rent                                             0              0        354,465
                                            ----------     ----------     ----------
                                             1,693,198              0      4,903,476
CHARGED TO EXPENSE AS SERVICES ARE
RECEIVED,
    Marketing services not yet received              0              0              0
    Deferred compensation costs                826,875              0        901,284
    Deferred consulting costs                  641,517              0      1,336,236
    Rent                                             0              0        354,465
                                            ----------     ----------     ----------
                                             1,468,392              0      2,591,985
CLOSING,
    Marketing services not yet received      1,999,200              0      1,999,200
    Deferred compensation costs                      0              0              0
    Deferred consulting costs                  312,291              0        312,291
    Rent                                             0              0              0
                                            ----------     ----------     ----------
                                            $2,311,491     $        0     $2,311,491
                                            ==========     ==========     ==========

(viii) The Company has, from inception to present, issued shares in exchange for: (a) employment services, (b) consulting and marketing services, and (c) consideration in lieu of rental payments.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS:

LEASES

The Company has a lease agreement for its current office premises. The term of the lease is ten years which commenced January 1, 1994 and requires payment of an annual base rent of $22,000 for the first five years and thereafter market value less 20%. In addition, the Company is required to pay its share of property taxes and all operating costs.

Rental expense for the three month period ended June 30, 1995 amounted to $41,686 and $219,183 for the year ended March 31, 1995.

EXCLUSIVE DISTRIBUTION RIGHTS

The Company amended its arrangement with Symbol Technologies Inc. for the exclusive right to use its PDF bar code scanning technology in Canada, the United States and Europe. The commitment under this arrangement is as follows:

                               Units     Amount
                               -----    --------
         1996                   830     $554,000

MARKETING AGREEMENT

On March 15, 1995, the Company entered into an agreement with The L.L. Knickerbocker Company, Inc., of California ("Knickerbocker"), which provides for a television and radio marketing campaign to be initially launched in the California marketplace. As part of the compensation for services to be performed by Knickerbocker, the Company has paid Knickerbocker a fee of $212,975 and issued 800,000 restricted common shares, valued at $2.50 per share based on the trading price of the Company's shares on the date of the agreement. These common shares bear a legend restricting Knickerbocker from selling them for two years from March 15, 1995, without the prior written consent of the Company.

NOTE 13 - RELATED PARTY TRANSACTIONS:

Prior to the date of incorporation (May 6, 1993), the founder and other key members of management agreed to receive 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join the Company, respectively.

The Company currently retains certain key management personnel under contract through their respective management or consulting companies. Included in development costs are consulting and management fees paid under the aforementioned contracts totaling, in the aggregate, $156,156 for the three month period ended June 30, 1995 and $737,462 for the year ended March 31, 1995.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 13 - RELATED PARTY TRANSACTIONS (CONT'D):

Placement commissions amounting to $Nil for the three month period ended June 30, 1995 and $115,282 for the year ended March 31, 1995 paid to related parties in connection with the Company's private equity placement are included as a reduction in paid-in capital.

NOTE 14 - INCOME TAXES:

The estimated deferred tax asset of $2,650,000 and $2,290,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to September 30, 1995 and March 31, 1995, respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $7,750,000 expire starting in 2001; the benefit of these losses has not been reflected in these consolidated financial statements.

                                                  June 30,           March 31,
                                                   1995                1995
                                                -----------         -----------
Deferred tax liabilities                        $         0         $         0
Deferred tax assets
         Net operating losses                     2,650,000           2,290,000
                                                -----------         -----------
                                                  2,650,000           2,290,000
Valuation allowance                              (2,650,000)         (2,290,000)
                                                -----------         -----------
                                                $         0         $         0
                                                ===========         ===========

The valuation allowance increased by $360,000 during the three months ended June 30, 1995.

NOTE 15 - SUBSEQUENT EVENTS:

Subsequent to June 30, 1995, the Company issued convertible subordinated debentures in the amount of $900,000 bearing interest at 15% annually and are repayable within one year. The interest payments are payable monthly in advance. The principal amount may be converted, at the Holder's option, into shares of the Company's common stock, in whole or in part, beginning on October 1, 1995 at a conversion price as shown below. The debentures are subordinated to all other indebtedness incurred by the Company. The following lists the conversion rates:

        Principal          Conversion rate
        ---------          ---------------
        $900,000       -   $0.4375 per share of common stock