Form 10-Q/A
period 1995-09-30
TRACKER CORP OF AMERICA
filed 1996-07-18
CIK 789853

Date Filed:  July 15, 1996

                                   FORM 10-Q/A
                             AMENDMENT TO FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the quarterly period ended  SEPTEMBER 30, 1995

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the transition period from                   to
                                 -----------------    -----------------

  Commission file number  0-24944

                       THE TRACKER CORPORATION OF AMERICA
                       ----------------------------------
               (Exact name of Registrant as specified in charter)

         DELAWARE                                                86-0767918
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

            180 DUNDAS STREET WEST, TORONTO, ONTARIO, CANADA         M5G 1Z8
            ------------------------------------------------       ----------
               (Address of principal executive offices)            (Zip Code)

                                 (602) 265-7100
                                 --------------
              (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of November 10, 1995, the Registrant had outstanding 5,080,906 shares of common stock, par value $0.001 per share, and 7,271,727 shares of the Registrant's Class B voting common stock, no par value.

                                     PART I

                              FINANCIAL INFORMATION
- --------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

- --------------------------------------------------------------------------------

         The Tracker Corporation of America (the "Registrant") files herewith balance sheets of the Registrant as of September 30, 1995, and March 31, 1995, and the related statements of operations for the three and six month period ended September 30, 1995 and September 30, 1994, respectively, and the shareholders' equity for the six month period ended September 30, 1995, and for the period from inception (May 6, 1993) through September 30, 1995 and statement of cash flows for the six month period ended September 30, 1995 and September 30, 1994, respectively, and for the period from inception (May 6, 1993) through September 30, 1995. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-K for the year ended March 31, 1995.

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

            ---------------------------------------------------------

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            ---------------------------------------------------------

OVERVIEW

         Prior to the reorganization discussed in Item 1 above, the Registrant (then Ultra Capital Corp.) had been inactive for the preceding several years and had conducted no significant operations or activities. Tracker Canada, which originated the present line of business (i.e., the marketing, sale and operations of an international personal property identification and recovery system), was founded in May 1993. During the period from inception to September 30, 1994, the Company was engaged in organizational efforts, including the hiring of technical and management personnel. During that time, the Company focused on the research and development of advanced bar code and laser scanning technology, entered into agreements with key suppliers, prepared the business and marketing plan, programmed the software and filed for patent and trademark protection in Canada and the United States. The Registrant is a development stage company that has developed and has begun to market, sell and operate a personal property identification and recovery system. In October 1994, the Company introduced its services in Canada and currently plans to pursue a similar rollout in the United States beginning in the last quarter of 1995. To date, the Company has generated modest sales and is anticipating additional revenues due to the introductory launch in the USA. The Company has been unprofitable since inception and expects to continue to incur losses for the next 2 quarters.

         As of September 30, 1995, the Company had an accumulated deficit of $10,245,910 (as at March 31, 1995 the Company had an accumulated deficit of $7,112,008). The Company has financed its research and development activities and operations primarily through the sale of two series of private placements of 15% one-year convertible subordinated debentures aggregating a total of $1,430,000 and total of 1,810,000 shares of authorized but restricted common stock in two private placement offerings on March 15, 1995 for 500,000 shares for total gross proceeds to the Registrant of $350,000 and on May 1, 1995 for 250,000 shares for total gross proceeds to the Registrant of $250,000 as well as offerings pursuant to Regulation S under the Securities Act of 1933 (the "Securities Act") on September 16, 1994 for 785,000 shares (200,000 shares of which were returned to the Company, leaving a balance of 585,000 shares) for net gross proceeds to the Registrant of $2,351,700, in the form of cash and prepaid media relation services and on February 9, 1995 for 275,000 shares for total gross proceeds to the Registrant of $550,000 to three separate overseas buyers and on July 11, 1995 for 200,000 shares for proceeds to the Registrant of $83,000. Additionally, since March 31, 1995, the Company's wholly-owned subsidiary (Tracker Canada), has sold a total of 849,803 exchangeable preference shares for total gross proceeds to Tracker Canada of $619,166. The Company has introduced its service in a test market in Toronto, Canada and plans to introduce its service over the next year throughout Canada. Management further anticipates launching the Company's service into the United States marketplace during the last quarter of 1995. While management believes there's a substantial market for its service, no assurance can be given that the Company will achieve any significant take up rate and revenues therefrom.

RESULTS OF OPERATIONS

         During the three and six month periods ended September 30, 1995, the Company incurred a net loss of $1,252,925 and $3,133,902, respectively ($1,283,340 and $2,337,399 for the three and six month periods ended September 30, 1994, respectively), which included developmental costs in the amounts of $1,271,680 and $3,160,102, respectively ($1,283,340 and $2,337,399 for the three and six month periods ended September 30, 1994, respectively), consisting of $154,076 and $335,228, respectively ($143,808 and $292,793 for the three and six month periods ended September 30, 1994, respectively) for operations, $68,177 and $136,921, respectively ($123,876 and $263,856 for the three and six month periods ended September 30, 1994, respectively) for information systems, $299,063 and $103,547, respectively ($488,332 and $835,767 for the three and six month periods ended September 30, 1994, respectively) for sales and marketing and $750,364 and $2,584,406, respectively ($527,324 and $944,983 for the three and six month periods ended September 30, 1994, respectively), for general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1995, the Company has received approximately $8,945,084 in net proceeds from equity financings as noted in Item 2 - Overview.

         During the six month period ending September 30, 1995, the Company's cash used in operations was $2,685,785 ($1,871,981 for the six-month ended September 30, 1994). The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, labels, packaging and marketing and advertising materials and plans as well as developing the necessary scanning network and initial sales and promotional commitments leading and subsequent to the Canadian market launch which occurred in the last quarter of 1994.

         As of September 30, 1995, the Company had total current assets of $1,660,591 ($1,192,783 at March 31, 1995) consisting of cash in the amount of $177,971 ($107,091 at March 31, 1995), debentures receivable in the amount of $205,000 ($nil at March 31, 1995), short term investments in the amount of $222,480 ($nil at March 31, 1995), accounts receivable in the amount of $7,034 ($4,981 at March 31, 1995), prepaid expenses and deposits in the amount of $804,533 ($544,432 at March 31, 1995), inventories in the amount of $186,439
($166,003 at March 31, 1995), a note receivable in the amount of $nil ($178,350 at March 31, 1995), and receivables from stockholders in the amount of $57,134 ($191,926 at March 31, 1995). At such date, the Company had net fixed assets totaling $400,430 ($437,147 at March 31, 1995) and long-term investments in the amount of $50,451 ($39,522 at March 31, 1995). As of September 30, 1995, the
Company had liabilities of $2,189,139 ($1,446,543 at March 31, 1995), consisting of accounts payable in the amount of $462,587 ($1,101,424 at March 31, 1995), accrued liabilities in the amount of $230,311 ($334,121 at March 31, 1995), deferred revenues in the amount of $66,241 ($10,998 at March 31, 1995) and convertible subordinated debentures in the amount of $1,430,000 ($nil at March 31, 1995).

         For the six month period ended September 30, 1995, the Company raised capital from the issuance of 849,803 of its wholly-owned subsidiary's (Tracker Canada's) exchangeable preference shares as a result of the exercising of 849,803 warrants for an amount of $619,166 in cash as through the sale of two series of private placements of 15% one-year convertible subordinated debentures aggregating a total of $1,430,000. As inducements to join the

Company, Tracker Canada issued, in aggregate, 5,089,286 exchangeable preference shares at a nominal value to the Registrant's Chairman, key executives, management and employees.

         In October 1994, the Company launched its service in the Canadian marketplace. The metropolitan area of Toronto was selected as an appropriate staging ground for the rollout across Canada, which rollout is anticipated to last through the second quarter of 1996. Management further anticipates launching the Company's service into the United States marketplace during the last quarter of 1995. The Company expects to incur substantial additional costs relating to the implementation of its marketing strategy and its business plan. No assurance can be given that the Company will generate revenues sufficient to cover expenses. The Company intends to complete its private placement of 15% one-year convertible subordinated debentures aggregating to a total of $2,000,000 and where necessary sell its equity securities in an effort to raise the required additional funds to meet the Company's operating and capital requirements. No assurance can be given that such additional funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company's business will be materially and adversely affected.

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

                    ----------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                    ----------------------------------------

EXHIBITS

Exhibit   SEC Reference                       Title of Document                               Page No.
No.         No.
- --------------------------------------------------------------------------------------------------------------------
  1            2         Reorganization Agreement                                         Incorporated By Reference*

  2            10        Share Purchase Agreement between The Tracker  Corporation        Incorporated By
                         and Page-Direct  Ltd. and Marc Bombenon and Marc Bombenon        Reference**
                         Enterprises Ltd. and 614593 Alberta Ltd., dated July 29, 1994

 27            27        Financial Data Schedule                                          Filed herewith

*Incorporated by reference from the Registrant's report on Form 8-K dated July 12, 1994 (filed on July 25, 1994) (Commission File No. 2-33368-D). **Incorporated by reference from the Registrant's report on Form 8-K dated July 29, 1994 (filed on August 12, 1994 (Commission File No. 2-33368-D) and report on Form 8-K dated June 16, 1995 (filed on June 29, 1995 (Commission File No. 2-33368-D).

REPORTS ON FORM 8-K

         During the quarter ended September 30, 1995, the Registrant filed one
(1) report on Form 8-K, dated August 12, 1995 (filed August 14, 1995) with respect to the resignation of senior officer of the Registrant.

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

SEPTEMBER 30, 1995

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Balance Sheet
(Unaudited)

                                                           September 30,       March 31,
                                                               1995              1995
                                                           ------------      ------------
Assets                                                                        (Audited)

Current assets
  Cash and cash equivalents                                $    177,971      $    107,091
  Debentures receivable                                         205,000                 0
  Short-term investment                                         222,480                 0
  Accounts receivable                                             7,034             4,981
  Prepaid expenses and deposits                                 804,533           544,432
  Inventory                                                     186,439           166,003
  Note receivable                                                     0           178,350
  Due from shareholders                                          57,134           191,926
                                                           ------------      ------------
    Total current assets                                      1,660,591         1,192,783
                                                           ------------      ------------

Fixed assets (net)                                              400,430           437,147
Long-term investment                                             50,451            39,522
                                                           ------------      ------------

    Total assets                                           $  2,111,472      $  1,669,452
                                                           ============      ============


Liabilities & Shareholders' Equity (Deficit)

Current liabilities
  Accounts payable                                         $    462,587      $  1,101,424
  Accrued liabilities                                           230,311           334,121
  Deferred revenue                                               66,241            10,998
  Convertible subordinated debentures                         1,430,000                 0
                                                           ------------      ------------
    Total liabilities                                         2,189,139         1,446,543
                                                           ------------      ------------

Commitments (Note 12)

Shareholders' equity (deficit)
  Preferred stock, $.001 par value, 500,000 shares                    0                 0
    authorized, no shares issued and outstanding

  Common stock, $.001 par value, 20,000,000 shares
    authorized, 3,375,488 shares issued and outstanding           3,376             2,109

  Class B Voting Common stock, $0.00000007 par value,                 0                 0
    20,000,000 shares authorized,  7,244,227 issued and
    outstanding

  Paid-in capital                                            12,568,975         9,707,617
  Other capital                                              (2,148,185)       (2,086,685)
  Accumulated deficit                                       (10,245,910)       (7,112,008)
  Cumulative translation adjustment                            (255,923)         (288,124)
                                                           ------------      ------------

    Total shareholders' equity (deficit)                        (77,667)          222,909
                                                           ------------      ------------


    Total liabilities and shareholders' equity (deficit)   $  2,111,472      $  1,669,452
                                                           ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Statement of Operations
(Unaudited)

                                                                           For the period
                                                    ---------------------------------------------------------
                                                             3 months ended              6 months ended         From inception
                                                              September 30,               September 30,          (May 6, 1993)
                                                    ---------------------------------------------------------       through
                                                         1995          1994            1995          1994        Sept 30,1995
                                                    -------------------------------------------------------------------------
Revenue                                             $     28,361   $          0   $     44,266   $          0    $     54,453

Cost of Goods Sold                                         9,606              0         18,066              0          22,095
                                                    -------------------------------------------------------------------------

Gross Profit                                              18,755              0         26,200              0          32,358
                                                    -------------------------------------------------------------------------

Development costs
  Operational                                            154,076        143,808        335,228        292,793       1,172,169
  Information systems                                     68,177        123,876        136,921        263,856         760,025
  Sales and marketing                                    299,063        488,332        103,547        835,767       2,447,256
  General and administrative                             750,364        527,324      2,584,406        944,983       5,898,818
                                                    -------------------------------------------------------------------------

Total development costs                                1,271,680      1,283,340      3,160,102      2,337,399      10,278,268
                                                    -------------------------------------------------------------------------


Net losses applicable to common stock               $ (1,252,925)  $ (1,283,340)  $ (3,133,902)  $ (2,337,399)   $(10,245,910)
                                                    =========================================================================


Loss per share of common stock                      $      (0.12)  $      (0.20)  $      (0.31)    $    (0.38)     $    (1.46)
                                                    =========================================================================


Weighted average number of shares outstanding         10,468,060      6,381,047      9,996,777      6,220,656       7,011,825
                                                    =========================================================================



The accompanying notes are an integral part of these consolidated financial statements.

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)


                                                                    For 6 months ended               From inception
                                                              ---------------------------------       (May 6, 1993)
                                                              September 30,        September 30,         through
                                                                  1995                 1994          Sept 30, 1995
                                                              ----------------------------------------------------
Cash flows from (used in) operating activities:
  Net losses                                                  $ (3,133,902)       $ (2,337,399)       $(10,245,910)
  Adjustments to reconcile net loss to
    net cash from operating activities:
    Depreciation                                                    60,180              37,017             184,456
    Rent, consulting and marketing services, employee
     compensation settled via the isuuance of company
     shares                                                      1,785,411              30,121           2,909,004
    Changes in assets and liabilities:
        Prepaid expenses and deposits                             (260,101)           (104,703)           (821,806)
        Accounts receivable                                         (2,053)                  0              (7,034)
        Short-term investment                                     (222,480)                  0            (222,480)
        Debentures receivable                                     (205,000)                  0            (205,000)
        Inventory                                                  (20,436)            (20,539)           (186,439)
        Deferred revenue                                            55,243                   0              66,241
        Accounts payable and accrued liabilities                  (742,647)            523,522             707,543
                                                              ----------------------------------------------------

  Net cash used in operating activities                         (2,685,785)         (1,871,981)         (7,821,425)
                                                              ----------------------------------------------------

Cash flows from (used in) investing activities:
  Acquisition of fixed assets                                       (1,271)           (285,883)           (578,210)
  Loan to shareholders                                              (4,164)           (183,610)           (409,891)
  Repayment of loans to shareholders                               138,956              42,868             352,757
  Note receivable                                                        0             (11,172)           (200,317)
  Repayment of note receivable                                     178,350                   0             200,317
  Long term investment                                             (12,687)         (2,030,783)         (2,303,130)
  Unwind of long term investment                                         0                   0           2,250,921
                                                              ----------------------------------------------------

  Net cash used in investing activities                            299,184          (2,468,580)           (687,553)
                                                              ----------------------------------------------------

Cash flows from (used in) financing activities:
  Issuance of common shares                                      1,177,445           2,689,100           8,922,530
  Issuance of convertible subordinated debentures                1,430,000                   0           1,430,000
  Due to a shareholder                                                   0             104,272             108,390
  Repayment to shareholder                                               0                   0            (108,390)
  Share issue costs                                               (161,809)           (385,264)         (1,407,446)
                                                              ----------------------------------------------------

  Net cash from financing activities                             2,445,636           2,408,108           8,945,084
                                                              ----------------------------------------------------

Effect of exchange rate changes                                     11,845              44,074            (258,135)
                                                              ----------------------------------------------------

Increase (decrease) in cash and cash equivalents during             70,880          (1,888,379)            177,971
  the period

Cash and cash equivalents, beginning of period                     107,091           2,012,984                   0
                                                              ----------------------------------------------------

Cash and cash equivalents, end of period                      $    177,971        $    124,605        $    177,971
                                                              ====================================================

Supplemental schedule of noncash financing activitites The Company issued certain shares of its Class B voting common stock for service and for nominal values. See Consolidated Statement of Shareholders' Equity (Deficit).

The accompanying notes are an integral part of these consolidated financial statements.

The Tracker Corporation of America
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity (Deficit)
(Unaudited)

                                                                                       SHARES                     AMOUNTS
                                                                                 ---------------------   ------------------------
                                                                                                                        Paid in
                                                                                              Class B                 Capital in
                                                                                    Common    Common       Common       Excess
                                                                                     Stock     Stock        Stock       of Par
                                                                                 ---------------------   ------------------------
Shares issued to officers at inception (Cash - $Nil)                                         5,089,286

Shares issued for cash (Cash - $4,714,188)                                                     884,729                $ 4,714,188

Shares issued in lieu of rent  (note 11-viii) (Cash - $Nil)                                     60,871                    324,344

Share issue costs                                                                                                        (466,142)

Translation adjustment

Net loss
                                                                                 ---------------------   ------------------------
Balance at March 31, 1994                                                                    6,034,886                $ 4,572,390
                                                                                 ---------------------   ------------------------

Shares issued for cash (Cash - $1,175,797)                                                     234,517                  1,175,797

Shares issued in lieu of rent  (note 11-viii) (Cash - $Nil)                                      5,777                     30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                     739,219                       739         (639)

Shares issued from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash - $1,505,000)                 860,000                       860    2,900,840
Share proceeds to be received subsequent to March 31, 1995                                                               (819,459)

Shares issued for consulting and marketing services (note 12) (Cash-$Nil)          825,000      78,005           825    2,204,153
Less: consulting and marketing services not yet received                          (814,583)*                    (815)

Shares proceeds received from private placement on March 15, 1995
   (Cash - $350,000)                                                               500,000                       500      349,500

Shares issued to employees for employment services (note 11-viii) (Cash-$Nil)                   25,063                     74,409

Share issue costs                                                                                                        (779,495)

Translation adjustment

Net loss
                                                                                 ---------------------   ------------------------
Balance at March 31, 1995                                                        2,109,636   6,378,248   $     2,109  $ 9,707,617
                                                                                 ---------------------   ------------------------

                                                                                    AMOUNTS
                                                                      ---------------------------------------------------------
                                                                                                 Deficit Accumulated
                                                                                   Cumulative           During
                                                                        Other     Translation         Development
                                                                       Capital     Adjustment            Stage          Total
                                                                      ---------------------------------------------------------
Shares issued to officers at inception (Cash - $Nil)

Shares issued for cash (Cash - $4,714,188)                                                                          $ 4,714,188

Shares issued in lieu of rent  (note 11-viii) (Cash - $Nil)                                                             324,344

Share issue costs                                                                                                      (466,142)

Translation adjustment                                                                (129,098)                        (129,098)

Net loss                                                                                               (2,043,425)   (2,043,425)
                                                                      ---------------------------------------------------------

Balance at March 31, 1994                                             $         0  $  (129,098)       $(2,043,425)  $ 2,399,867
                                                                      ---------------------------------------------------------

Shares issued for cash (Cash - $1,175,797)                                                                            1,175,797

Shares issued in lieu of rent  (note 11-viii) (Cash - $Nil)                                                              30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                                                              100

Shares issued from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares
   at $5.50 per share for the purchase of fixed assets)
   (Cash - $1,505,000)                                                                                                2,901,700
Share proceeds to be received subsequent to March 31, 1995                                                             (819,459)

Shares issued for consulting and marketing services (note 12)
   (Cash-$Nil)                                                                                                        2,204,978
Less: consulting and marketing services not yet received               (2,086,685)                                   (2,087,500)

Shares proceeds received from private placement on March 15, 1995
   (Cash - $350,000)                                                                                                    350,000

Shares issued to employees for employment services (note 11-viii)
   (Cash-$Nil)                                                                                                           74,409

Share issue costs                                                                                                      (779,495)

Translation adjustment                                                                (159,026)                        (159,026)

Net loss                                                                                               (5,068,583)   (5,068,583)
                                                                      ---------------------------------------------------------

Balance at March 31, 1995                                             $(2,086,685) $  (288,124)       $(7,112,008)  $   222,909
                                                                      ---------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

The Tracker Corporation of America
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity (Deficit) (Cont'd)
(Unaudited)

                                                                                    SHARES                     AMOUNTS
                                                                     ----------------------    ------------------------
                                                                                                              Paid in
                                                                                   Class B                   Capital in
                                                                      Common       Common       Common         Excess
                                                                       Stock        Stock        Stock         of Par
                                                                     ----------------------    ------------------------
Share proceeds received re Regulation S offering (Cash - $225,280)                                             819,459
   made before March 31, 1995

Consulting services received re shares issued before March 31, 1995      6,250 *                    6
   (note 11-viii) (Cash - $Nil)

Share proceeds received from private placement (Cash-$250,000)         250,000                    250          249,750

Shares issued upon exercise of warrants at Canadian $1 per share                   849,803                     619,166
    (Cash - $619,166)

Shares issued to officers (note 11-iv) (Cash - $Nil)                   630,000                    630          826,245

Shares issued to a consultant (note 11-viii) (Cash - $Nil)               7,500                      8            9,836

Shares issued for investor relation services
(note 11-vi) (Cash - $Nil)                                             200,000                    200          262,300
Less: services not yet received                                       (200,000)*                 (200)

Share issue cost from April 01, 1995 to June 30, 1995                                                         (100,989)

Translation adjustment

Net loss from April 01, 1995 to June 30, 1995
                                                                     ----------------------    -----------------------
Balance at June 30, 1995                                             3,003,386   7,228,051     $3,003      $12,393,384

Consulting services received re shares issued
   (note 11-viii) (Cash -$Nil)                                           2,083 *                    2
   before March 31, 1995

Shares issued to R. Zuk (Cash -$83,000)                                200,000                    200          199,800
Less: shares proceeds to be received                                                                          (117,000)

Share issue cost from July 01, 1995 to July 31, 1995                                                           (27,238)

Translation adjustment

Net loss from July 01, 1995 to July 31, 1995
                                                                     ----------------------    -----------------------

Balance at July 31, 1995                                             3,205,469   7,228,051     $3,205      $12,448,946

                                                                                    AMOUNTS
                                                                     -------------------------------------------------------------
                                                                                                    Deficit Accumulated
                                                                                       Cumulative          During
                                                                         Other        Translation       Development
                                                                        Capital        Adjustment          Stage          Total
                                                                     -------------------------------------------------------------
Share proceeds received re Regulation S offering (Cash - $225,280)                                                         819,459
   made before March 31, 1995

Consulting services received re shares issued before March 31, 1995       37,494                                            37,500
   (note 11-viii) (Cash - $Nil)

Share proceeds received from private placement (Cash-$250,000)                                                             250,000

Shares issued upon exercise of warrants at Canadian $1 per share                                                           619,166
    (Cash - $619,166)

Shares issued to officers (note 11-iv) (Cash - $Nil)                                                                       826,875

Shares issued to a consultant (note 11-viii) (Cash - $Nil)                                                                   9,844

Shares issued for investor relation services
(note 11-vi) (Cash - $Nil)                                                                                                 262,500
Less: services not yet received                                         (262,300)                                         (262,500)

Share issue cost from April 01, 1995 to June 30, 1995                                                                     (100,989)

Translation adjustment                                                                    1,488                              1,488

Net loss from April 01, 1995 to June 30, 1995                                                             (1,880,977)   (1,880,977)
                                                                     -------------------------------------------------------------

Balance at June 30, 1995                                             $(2,311,491)     $(286,636)         $(8,992,985)     $805,275

Consulting services received re shares issued
   (note 11-viii) (Cash -$Nil)                                            12,498                                            12,500
   before March 31, 1995

Shares issued to R. Zuk (Cash -$83,000)                                                                                    200,000
Less: shares proceeds to be received                                                                                      (117,000)

Share issue cost from July 01, 1995 to July 31, 1995                                                                       (27,238)

Translation adjustment                                                                    5,541                              5,541

Net loss from July 01, 1995 to July 31, 1995                                                                (339,087)     (339,087)
                                                                     -------------------------------------------------------------
Balance at July 31, 1995                                             $(2,298,993)     $(281,095)         $(9,332,072)     $539,991

The accompanying notes are an integral part of these consolidated financial statements.

The Tracker Corporation of America
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity (Deficit) (Cont'd)
(Unaudited)

                                                                                SHARES                                   AMOUNTS
                                                                               -----------------------  ------------------------
                                                                                                                       Paid in
                                                                                              Class B                 Capital in
                                                                                Common        Common     Common         Excess
                                                                                 Stock         Stock      Stock         of Par
                                                                               ----------------------   ------------------------
Shares issued to employees for employment services (note 11-viii) (Cash-$Nil)                   3,580                    $7,000

Shares exchanged as per exchange agreement (Cash - $Nil)                             500         (500)       1               (1)

Consulting services received re shares issued (note 11-viii) (Cash-$Nil)           2,083 *                   2

Marketing services received re shares issued to LL Knickerbocker Co.              33,333 *                  33
    (note 12) (Cash - $Nil)

Shares issued to Directors as compensation (note 11-viii) (Cash - $Nil)           72,572                    73           63,427

Share issue cost from Aug 01, 1995 to Aug 31, 1995                                                                      (13,306)

Translation adjustment

Net loss from Aug 01, 1995 to Aug 31, 1995
                                                                               ----------------------   -----------------------
Balance at Aug 31, 1995                                                        3,313,957    7,231,131   $3,314      $12,506,066

Shares issued for compensation to employees (note 11-viii) (Cash-$Nil)                         10,596                    15,716

Consulting services received re shares issued (note 11-viii) (Cash-$Nil)           2,083 *                   2

Shares issued to Amerasia for marketing services (note 11-viii) (Cash-$Nil)                    30,000                    44,496
Less: services not yet received                                                               (27,500)*

Marketing services received re shares issued (note 12) (Casn - $Nil)              33,333 *                  33
    to LL Knickerbocker Co.

Shares issued to Director as compensation (note 11-viii) (Cash- $Nil)             26,286                    26           22,974

Shares cancelled (Cash-$Nil)                                                        (171)                    1               (1)

Share issue cost from Sept 01, 1995 to Sept 30, 1995                                                                    (20,276)

Translation adjustment

Net loss from Sept 01, 1995 to Sept 30, 1995
                                                                               ----------------------   -----------------------
Balance at Sept 30, 1995                                                       3,375,488    7,244,227   $3,376      $12,568,975
                                                                               ----------------------   -----------------------

                                                                                                       AMOUNTS
                                                                               ---------------------------------------------------
                                                                                                Deficit Accumulated
                                                                                               Cumulative     During
                                                                                    Other     Translation  Development
                                                                                   Capital     Adjustment     Stage       Total
                                                                               ---------------------------------------------------
Shares issued to employees for employment services (note 11-viii) (Cash-$Nil)                                               $7,000

Shares exchanged as per exchange agreement (Cash - $Nil)                                                                         0

Consulting services received re shares issued (note 11-viii) (Cash-$Nil)             12,498                                 12,500

Marketing services received re shares issued to LL Knickerbocker Co.                 83,300                                 83,333
    (note 12) (Cash - $Nil)

Shares issued to Directors as compensation (note 11-viii) (Cash - $Nil)                                                     63,500

Share issue cost from Aug 01, 1995 to Aug 31, 1995                                                                         (13,306)

Translation adjustment                                                                           21,053                     21,053

Net loss from Aug 01, 1995 to Aug 31, 1995                                                                     (441,307)  (441,307)
                                                                               ---------------------------------------------------
Balance at Aug 31, 1995                                                         $(2,203,195)  $(260,042)    $(9,773,379)  $272,764

Shares issued for compensation to employees (note 11-viii) (Cash-$Nil)                                                      15,716

Consulting services received re shares issued (note 11-viii) (Cash-$Nil)             12,498                                 12,500

Shares issued to Amerasia for marketing services (note 11-viii) (Cash-$Nil)                                                  44,496
Less: services not yet received                                                     (40,788)                               (40,788)

Marketing services received re shares issued (note 12) (Casn - $Nil)                 83,300                                 83,333
    to LL Knickerbocker Co.

Shares issued to Director as compensation (note 11-viii) (Cash- $Nil)                                                       23,000

Shares cancelled (Cash-$Nil)

Share issue cost from Sept 01, 1995 to Sept 30, 1995                                                                       (20,276)

Translation adjustment                                                                            4,119                      4,119

Net loss from Sept 01, 1995 to Sept 30, 1995                                                                   (472,531)  (472,531)
                                                                               ---------------------------------------------------
Balance at Sept 30, 1995                                                        $(2,148,185)  $(255,923)   $(10,245,910)  $(77,667)
                                                                               ---------------------------------------------------

(*) 935,418 common shares and 27,500 Class B common shares have been subscribed for but remain unissued as at September 30, 1995.

The accompanying notes are an integral part of these consolidated financial statements.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

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

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company's wholly-owned Canadian subsidiary are translated at the September 30, 1995 exchange rate while revenues, expenses and cash flows are translated at average rates in effect for the period.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

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

NOTE 4 - SHORT-TERM INVESTMENT:

The amount of $222,480 represents a short-term investment in 288,462 shares of Stratcomm Media Ltd., which is a publicly traded company on the Vancouver Stock Exchange, and represents less than a 4% interest in the company. The common shares owned by the Company were restricted from trading for a period of 12 months starting May 30, 1995. The investment, which is carried as available for sale, is carried at cost which approximates fair value.

NOTE 5 - PREPAID EXPENSES AND DEPOSITS:

Prepaid expenses and deposits comprise the following:

                                                   Sept 30,        March 31,
                                                     1995            1995
                                                -------------    ------------
Investor relations                              $     445,635    $    325,267
Marketing and celebrity                               260,812               0
Rent                                                   39,949         115,147
Other                                                  58,137         104,018
                                                -------------    ------------
                                                $     804,533    $    544,432
                                                =============    ============

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

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

NOTE 8 - FIXED ASSETS:

Property and equipment consist of the following:

                                                                            Sept 30,       March 31,
                                                                              1995           1995
                                                                           ---------       --------
   Scanning equipment                                                      $ 103,292       $ 99,364
   Computer equipment                                                        255,179        250,152
   Computer software                                                          32,175         30,845
   Office furniture and equipment                                             63,144         54,950
   Leasehold improvements                                                     67,230         64,674
   Kiosk equipment                                                            63,866         61,438
                                                                           ---------       --------
           Total original cost                                               584,886        561,423
   Less: Accumulated depreciation                                            184,456        124,276
                                                                           ---------       --------
                                                                            $400,430       $437,147
                                                                           =========       ========

Depreciation expense for the six months ended September 30, 1995 was $60,180 and was $94,161 for the year ended March 31, 1995.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

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

NOTE 10 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                                                          Sept 30,       March 31,
                                                                            1995           1995
                                                                       -------------    ---------
Payroll and employee benefits                                          $      78,213    $ 178,980
Director fees                                                                 11,500       44,500
Others                                                                       140,598      110,641
                                                                       -------------    - -------
                                                                       $     230,311    $ 334,121
                                                                       =============    =========

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

(ii) At September 30, 1995, outstanding warrants had been issued and were outstanding to acquire 30,920 exchangeable preference shares (1,185,880 at March 31, 1995) of the Canadian subsidiary at Canadian $14 per share. These warrants expire two years after the date of issuance.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK (CONT'D):

(iv)  (b)         The Company issued the following options and warrants:

                                                 SIX MONTHS   EXERCISE     MARCH 31,   EXERCISE
                                                    ENDED       PRICE        1995        PRICE
                                                  SEPT 30,
                                                    1995
                                                 ------------------------------------------------
            OPTIONS:
              Opening                              40,000       $7.95            0         n/a
                Granted during the period (*)      10,000       $1.81       40,000       $7.95
                Exercised during the period             0         n/a            0         n/a
                Expired/cancelled during period   (10,000)      $7.95            0         n/a
                                                  -------                   ------
              Closing                              40,000                   40,000
                                                  =======                   ======

(*) : 40,000 options were issued in July 1994 and 10,000 options were issued in September 1995 to non-employee directors and vest proportionately over a period of three years.

                                                   SIX MONTHS   EXERCISE     MARCH 31,     EXERCISE
                                                      ENDED       PRICE        1995          PRICE
                                                    SEPT 30,
                                                      1995
                                                    ------------------------------------------------
            WARRANTS (COMMON STOCK AND CLASS B):
              Opening                               1,685,880         n/a            0            n/a
                Issued during the period              250,000       $5.00      500,000          $5.00
                Issued during the period                    0         n/a    1,185,880      Cdn$14.00
                Exercised during the period         (849,803)    Cdn$1.00            0            n/a
                Expired during the period           (305,157)   Cdn$14.00            0            n/a
                                                    --------                 ---------
              Closing                                780,920                 1,685,880
                                                    ========                 =========

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE 11 - CAPITAL STOCK (CONT'D):

(vii) Other capital

As at September 30, 1995, 935,418 common shares and 27,500 Class B common shares have been subscribed for but remain unissued as the service for which these shares were subscribed for have yet to be received.

                                                                FOR THE PERIOD
                                           -------------------------------------------------------------
                                           3 MONTHS ENDED SEPT 30,         6 MONTHS ENDED SEPT 30,        FROM INCEPTION
                                                                                                          (MAY 6, 1993)
                                           --------------------------- --------------------------------- THROUGH SEPT 30,
                                             1995           1994             1995             1994             1995
                                           ------------ -------------- ----------------- --------------- ----------------
OPENING,
    Marketing services not yet received    $ 1,999,200      $       0       $ 1,999,200         $     0       $         0
    Deferred compensation costs                      0              0                 0               0                 0
    Deferred consulting costs                  312,291              0            87,485               0                 0
    Rent                                             0              0                 0               0                 0
                                           ------------------------------------------------------------------------------
                                             2,311,491              0         2,086,685               0                 0

SHARES SUBSCRIBED BUT NOT ISSUED,

    Marketing services not yet received              0              0                 0               0         1,999,200
    Deferred compensation costs                109,216              0           936,091               0         1,010,500
    Deferred consulting costs                   44,496              0           910,820               0         1,693,024
    Rent                                             0         30,121                 0          30,121           354,465
                                           ------------------------------------------------------------------------------
                                               153,712         30,121         1,846,910          30,121         5,057,189

CHARGED TO EXPENSE AS SERVICES ARE
RECEIVED,
    Marketing services not yet received        166,600              0           166,600               0           166,600
    Deferred compensation costs                109,216              0           936,091               0         1,010,500
    Deferred consulting costs                   41,202              0           682,720               0         1,377,439
    Rent                                             0         30,121                 0          30,121           354,465
                                           ------------------------------------------------------------------------------
                                               317,018         30,121         1,785,411          30,121         2,909,004

CLOSING,
    Marketing services not yet received      1,832,600              0         1,832,600               0         1,832,600
    Deferred compensation costs                      0              0                 0               0                 0
    Deferred consulting costs                  315,585              0           315,585               0           315,585
    Rent                                             0              0                 0               0                 0
                                           ------------------------------------------------------------------------------
                                           $ 2,148,185      $       0       $ 2,148,185         $     0       $ 2,148,185
                                           ==============================================================================


(viii) The Company has, from inception to present, issued shares in exchange for: (a) employment services, (b) consulting and marketing services, and (c) consideration in lieu of rental payments.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS:

LEASES

The Company has a lease agreement for its current office premises. The term of the lease is ten years which commenced January 1, 1994 and requires payment of an annual base rent of $22,000 for the first five years and thereafter market value less 20%. In addition, the Company is required to pay its share of property taxes and all operating costs.

Rental expense for the six month period ended September 30, 1995 amounted to $129,099 and $219,183 for the year ended March 31, 1995.

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

The Company currently retains certain key management personnel under contract through their respective management or consulting companies. Included in development costs are consulting and management fees paid under the aforementioned contracts totaling, in the aggregate, $290,034 for the six month period ended September 30, 1995 and $737,462 for the year ended March 31, 1995.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE 13 - RELATED PARTY TRANSACTIONS (CONT'D):

Placement commissions amounting to $0 for the six month period ended September 30, 1995 and $115,282 for the year ended March 31, 1995 paid to related parties in connection with the Company's private equity placement are included as a reduction in paid-in capital.

See also Note 11(iv).

NOTE 14 - INCOME TAXES:

The estimated deferred tax asset of $2,970,000 and $2,290,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to September 30, 1995 and March 31, 1995, respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $8,500,000 expire starting in 2001; the benefit of these losses has not been reflected in these consolidated financial statements.

                                                                   Sept 30,                March 31,
                                                                     1995                    1995
                                                              ----------------         ---------------
Deferred tax liabilities                                      $              0         $             0
Deferred tax assets
         Net operating losses                                        2,970,000               2,290,000
                                                              ----------------         ---------------
                                                                     2,970,000               2,290,000
Valuation allowance                                                 (2,970,000)             (2,290,000)
                                                              ----------------         ---------------
                                                              $              0         $             0
                                                              ================         ===============

The valuation allowance increased by $680,000 during the six months ended September 30, 1995.

NOTE 15 - CONVERTIBLE SUBORDINATED DEBENTURES:

The Company has outstanding at September 30, 1995 convertible subordinated debentures in the amount of $1,430,000 bearing interest at 15% annually, which are repayable within one year. The interest payments are payable monthly in advance. The principal amount may be converted, at the holder's option, into shares of the Company's common stock, in whole or in part, beginning on October 1, 1995 at a conversion price as shown below. The debentures are subordinated to all other indebtedness incurred by the Company. The following lists the conversion rates:

                                                                                       No. of shares
         Principal                  Conversion rate                                    on conversion
         ---------                  ---------------                                    -------------
         $1,000,000                 $0.4375 per share of common stock                    2,285,714
            350,000                 $0.9375 per share of common stock                      373,333
             30,000                 $1.06 per share of common stock                         28,302
             50,000                 $1.0625 per share of common stock                       47,059
         ----------                                                                      ---------
         $1,430,000                                                                      2,734,408
         ==========                                                                      =========

     Total interest paid and included in general and administrative expenses is $22,500 for the six month period ended September 30, 1995 and $Nil for the year ended March 31, 1995.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

NOTE 16 - SUBSEQUENT EVENTS:

As at November 10, 1995, the Company issued additional convertible subordinated debentures in the amount of $175,000 bearing interest at 15% annually and are repayable within one year. The interest payments are payable monthly in advance. The principal amount may be converted into shares of the Company's common stock, in whole or in part, beginning on October 1, 1995. The following lists the conversion rates:

             Principal                    Conversion rate
             ---------                    ---------------
         $   50,000        -        $0.9375 per share of common stock
         $   20,000        -        $1.0625 per share of common stock
         $   30,000        -        $1.10 per share of common stock
         $   75,000        -        $1.25 per share of common stock
         ----------
         $  175,000
         ----------

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