Form 10-Q/A
period 1995-12-31
TRACKER CORP OF AMERICA
filed 1996-07-18
CIK 789853

Date Filed:  July 15, 1996
                                   FORM 10-QA

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

   For the transition period from ................... to .......................

   Commission file number  0-24944

                       THE TRACKER CORPORATION OF AMERICA
               (Exact name of Registrant as specified in charter)

         DELAWARE                                                86-0767918
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


   180 DUNDAS STREET WEST, TORONTO, ONTARIO, CANADA                M5G 1Z8
      (Address of principal executive offices)                   (Zip Code)

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

- --------------------------------------------------------------------------------
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

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

         As of December 31, 1995, the Company had an accumulated deficit of $11,934,342 (as at March 31, 1995 the Company had an accumulated deficit of $7,112,008). The Company has financed its research and development activities and operations primarily through the sale of a series of private placements of 15% one-year convertible subordinated debentures aggregating a total of $1,905,000 and total of 1,810,000 shares of authorized but restricted common stock in two private placement offerings on March 15, 1995 for 500,000 shares for total gross proceeds to the Registrant of $350,000 and on May 1, 1995 for 250,000 shares for total gross proceeds to the Registrant of $250,000 as well as offerings pursuant to Regulation S under the Securities Act of 1933 (the "Securities Act") on September 16, 1994 for 785,000 shares (200,000 shares of which were returned to the Company, leaving a balance of 585,000 shares) for net gross proceeds to the Registrant of $2,351,700, in the form of cash and prepaid media relation services and on February 9, 1995 for 275,000 shares for total gross proceeds to the Registrant of $550,000 to three separate overseas buyers and on July 11, 1995 for 200,000 shares for proceeds to the Registrant of $83,000. Additionally, since March 31, 1995, the Company's wholly-owned subsidiary (Tracker Canada), has sold a total of 849,803 exchangeable preference shares, through the conversion of warrants, for total gross proceeds to Tracker Canada of $619,166. The Company has introduced its service in a test market in Toronto, Canada and is slowly continuing to expand its service throughout Canada over the next year. The Company has just recently begun its testing within the USA marketplace. The Company is currently airing its test TV commercials in 17 different States and has begun to introduce its services to various communities within the USA through the use of telemarketers and network referral marketers.

While management believes there's a substantial market for its service, no assurance can be given that the Company will achieve any significant take up rates and revenues therefrom.

RESULTS OF OPERATIONS

         During the three and nine month periods ended December 31, 1995, the Company incurred a net loss of $1,688,432 and $4,822,334, respectively ($1,755,469 and $4,084,386 for the three and nine month periods ended December 31, 1994, respectively), which included developmental costs in the amounts of $1,700,998 and $4,861,100, respectively ($1,759,872 and $4,088,789 for the three and nine month periods ended December 31, 1994, respectively), consisting of $131,478 and $466,706, respectively ($186,444 and $479,237 for the three and nine month periods ended December 31, 1994, respectively) for operations, $62,043 and $198,964, respectively ($104,153 and $368,009 for the three and nine month periods ended December 31, 1994, respectively) for information systems, $431,905 and $535,452, respectively ($806,357 and $1,642,124 for the three and nine month periods ended December 31, 1994, respectively) for sales and marketing and $1,075,572 and $3,659,978, respectively ($662,918 and $1,599,419 for the three and nine month periods ended December 31, 1994, respectively), for general and administrative costs.

         Included in the deficit for the quarter ended December 31, 1995 are non-operating expenditures in the amount of (1) $445,635 for investor media and public relations services, (2) $138,000 for legal and audit & tax professional costs associated with the Company entering the process of filing a required registration statement on Form S-1 with the Securities and Exchange Commission,
(3) $68,003 in interest expense incurred as a result of raising capital through convertible debentures, (4) $421,838 of ongoing costs reflecting non-cash outlays and monthly adjustments for prepaid expenditures being utilized and expensed, which include (a) $349,076 associated with the development of our direct selling commercial through our contract with The L.L. Knickerbocker Company and the costs associated with fees to cover our celebrity spokesperson, Angie Dickinson, (b) $53,262 relating to the amortization of rent, and (c) $19,500 associated with the administration services provided under the Centry contract, and (5) $2,500 relating the amortization of deferred charges on the commission incurred from the securing of investors for the Company's Convertable Subordinated Debentures. All other major expense groups have been reduced since the last quarter and the Company is continuing in its efforts to minimize its operating cash "burn" rate.

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



LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1995, the Company has received approximately $9,349,226 in net proceeds from equity and debt financings as noted in Item 2 - Overview.

         During the nine month period ending December 31, 1995, the Company's cash used in operations was $3,098,238 ($3,208,939 for the nine-month period ended December 31, 1994). The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, labels, packaging and marketing and advertising materials plans as well as developing the necessary scanning network and initial sales and promotional commitments leading and subsequent to the Canadian market launch and the buildup for the test launch into the USA marketplace.

         As of December 31, 1995, the Company had total current assets of $945,730 ($1,192,783 at March 31, 1995) consisting of cash in the amount of $177,535 ($107,091 at March 31, 1995), short term investments in the amount of $221,730 ($nil at March 31, 1995), accounts receivable in the amount of $6,743 ($4,981 at March 31, 1995), prepaid expenses and deposits in the amount of $281,040 ($544,432 at March 31, 1995), inventories in the amount of $201,038
($166,003 at March 31, 1995), a note receivable in the amount of $nil ($178,350 at March 31, 1995), and receivables from stockholders in the amount of $57,644 ($191,926 at March 31, 1995). At such date, the Company had deferred charges totaling $7,500 ($nil at March 31, 1995), and net fixed assets totaling $374,533 ($437,147 at March 31, 1995) and long-term investments in the amount of $50,451 ($39,522 at March 31, 1995). As of December 31, 1995, the Company had liabilities of $2,662,981 ($1,446,543 at March 31, 1995), consisting of accounts payable in the amount of $544,995 ($1,101,424 at March 31, 1995), accrued liabilities in the amount of $137,170 ($334,121 at March 31, 1995), deferred revenues in the amount of $75,816 ($10,998 at March 31, 1995) and convertible subordinated debentures in the amount of $1,905,000 ($nil at March 31, 1995).

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

                                     PART II

                                OTHER INFORMATION

- --------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------------

EXHIBITS

- ----------------------------------------------------------------------------------------------------------------------
Exhibit     SEC Reference                       Title of Document                                    Page No.
No.              No.
- ----------------------------------------------------------------------------------------------------------------------
     1            2         Reorganization Agreement                                        Incorporated By Reference*
- ----------------------------------------------------------------------------------------------------------------------
     2           10         Share Purchase Agreement between The Tracker  Corporation       Incorporated By
                            and Page-Direct  Ltd. and Marc Bombenon and Marc Bombenon       Reference**
                            Enterprises Ltd.and 614593 Alberta Ltd., dated July 29, 1994
- ----------------------------------------------------------------------------------------------------------------------
    27           27         Financial Data Schedule                                         Filed herewith
- ----------------------------------------------------------------------------------------------------------------------

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


         Date:    July 15, 1996

                              THE TRACKER CORPORATION OF AMERICA,
                              a Delaware corporation



                              By:  /s/ Mark J Gertzbein
                                   ------------------------------------
                                   Mark J. Gertzbein, Secretary and Treasurer
                                   (Principal Accounting and Financial Officer)

THE TRACKER
CORPORATION
OF AMERICA

(A DEVELOPMENT
STAGE COMPANY)

CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 1995

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Balance Sheet
(Unaudited)

                                                                  December 31,       March 31,
                                                                     1995              1995
                                                                 -------------      -----------
                                                                                     (Audited)
Assets

Current assets
  Cash and cash equivalents                                      $    177,535       $   107,091
  Short-term investment                                               221,730                 0
  Accounts receivable                                                   6,743             4,981
  Prepaid expenses and deposits                                       281,040           544,432
  Inventory                                                           201,038           166,003
  Note receivable                                                           0           178,350
  Due from shareholders                                                57,644           191,926
                                                                 ------------        ----------
    Total current assets                                              945,730         1,192,783
                                                                 ------------        ----------
Deferred charges                                                        7,500                 0
Fixed assets (net)                                                    374,533           437,147
Long-term investment                                                   50,451            39,522
                                                                 ------------        ----------
    Total assets                                                 $  1,378,214        $1,669,452
                                                                 ============        ==========

Liabilities & Shareholders' Equity (Deficit)

Current liabilities
  Accounts payable                                                   $544,995        $1,101,424
  Accrued liabilities                                                 137,170           334,121
  Deferred revenue                                                     75,816            10,998
  Convertible subordinated debentures                               1,905,000                 0
                                                                 ------------        ----------
    Total liabilities                                               2,662,981         1,446,543
                                                                 ------------        ----------

Commitments (Note 12)

Shareholders' equity (deficit)
  Preferred stock, $.001 par value, 500,000 shares                          0                 0
    authorized, no shares issued and outstanding

  Common stock, $.001 par value, 30,000,000 shares
    authorized, 3,736,162 shares issued and outstanding                 3,736             2,109

  Class B voting common stock, $0.00000007 par value,                       0                 0
    20,000,000 shares authorized,  7,251,727 issued and
    outstanding

  Paid-in capital                                                  13,267,347         9,707,617
  Other capital                                                    (2,385,585)       (2,086,685)
  Accumulated deficit                                             (11,934,342)       (7,112,008)
  Cumulative translation adjustment                                  (235,923)         (288,124)
                                                                 ------------        ----------

    Total shareholders' equity (deficit)                           (1,284,767)          222,909
                                                                 ------------        ----------

    Total liabilities and shareholders' equity (deficit)         $  1,378,214        $1,669,452
                                                                 ============        ==========


The accompanying notes are an integral part of these consolidated financial statements.

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Statement of Operations
(Unaudited)

                                                                              For the period
                                               -----------------------------------------------------------
                                                     3 months ended                  9 months ended          From inception
                                                       December 31,                  December 31,            (May 6, 1993)
                                               -----------------------------------------------------------      through
                                                    1995          1994             1995           1994        Dec 31, 1995
                                               -----------------------------------------------------------    -------------
Revenue                                        $    22,932     $     4,403     $    67,198   $     4,403      $     77,385

Cost of Goods Sold                                  10,366               0          28,432             0            32,461
                                               -----------------------------------------------------------    ------------
Gross Profit                                        12,566           4,403          38,766         4,403            44,924
                                               -----------------------------------------------------------    ------------
Development costs
  Operational                                      131,478         186,444         466,706       479,237         1,303,647
  Information systems                               62,043         104,153         198,964       368,009           822,068
  Sales and marketing                              431,905         806,357         535,452     1,642,124         2,879,161
  General and administrative                     1,075,572         662,918       3,659,978     1,599,419         6,974,390
                                               -----------------------------------------------------------    ------------
Total development costs                          1,700,998       1,759,872       4,861,100     4,088,789        11,979,266
                                               -----------------------------------------------------------    ------------

Net loss applicable to common stock            $(1,688,432)    $(1,755,469)    $(4,822,334)  $(4,084,386)     $(11,934,342)
                                               ===========================================================    ============

Loss per share of common stock                      $(0.16)         $(0.22)         $(0.46)       $(0.59)           $(1.61)
                                               ===========================================================    ============

Weighted average number of shares outstanding   10,834,219       7,944,784      10,418,946     6,970,587         7,424,035
                                               ===========================================================    ============

The accompanying notes are an integral part of these consolidated financial statements.

The Tracker Corporation of America
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)


                                                                   For 9 months ended              From inception
                                                           ----------------------------------      (May 6, 1993)
                                                           December 31,          December 31,         through
                                                               1995                  1994          Dec 31, 1995
                                                           -----------------------------------------------------
Cash flows from (used in) operating activities:
  Net loss                                                 $(4,822,334)          $(4,084,386)      $(11,934,342)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation                                                87,342                57,394            211,618
    Amortization of deferred charges                             2,500                     0              2,500
    Share of net earnings from an associated company                 0               (19,963)                 0
    Rent, consulting and marketing services, employee
     compensation settled via the issuance of company
     shares                                                  2,317,951               129,526          3,441,544
    Changes in assets and liabilities:
        Prepaid expenses and deposits                          263,392              (514,051)          (298,313)
        Accounts receivable                                     (1,762)               (2,046)            (6,743)
        Short-term investment                                 (221,730)                    0           (221,730)
        Inventory                                              (35,035)             (143,441)          (201,038)
        Deferred revenue                                        64,818                14,573             75,816
        Accounts payable and accrued liabilities              (753,380)            1,353,455            696,810
                                                           ----------------------------------------------------
  Net cash used in operating activities                     (3,098,238)           (3,208,939)        (8,233,878)
                                                           ----------------------------------------------------
Cash flows from (used in) investing activities:
  Acquisition of fixed assets                                   (4,504)             (302,991)          (581,443)
  Deferred charges on financing activities                     (10,000)                    0            (10,000)
  Loan to shareholders                                          (4,675)             (206,455)          (410,402)
  Repayment of loans to shareholders                           138,957                55,398            352,758
  Note receivable                                                    0               (21,967)          (200,317)
  Repayment of note receivable                                 178,350                     0            200,317
  Long-term investment                                         (10,929)           (2,211,433)        (2,301,372)
  Unwind of long-term investment                                     0                     0          2,250,921
                                                           ----------------------------------------------------
  Net cash from (used in) investing activities                 287,199            (2,687,448)          (699,538)
                                                           ----------------------------------------------------

Cash flows from (used in) financing activities:
  Issuance of common shares                                  1,177,445             4,714,445          8,922,530
  Issuance of convertible subordinated debentures            1,905,000                     0          1,905,000
  Due to shareholder                                                 0               108,390            108,390
  Repayment to shareholder                                           0                     0           (108,390)
  Share issue costs                                           (232,667)             (575,390)        (1,478,304)
                                                           ----------------------------------------------------
  Net cash from financing activities                         2,849,778             4,247,445          9,349,226
                                                           ----------------------------------------------------
Effect of exchange rate changes                                 31,705               (47,100)          (238,275)
                                                           ----------------------------------------------------
Increase (decrease) in cash and cash equivalents during         70,444            (1,696,042)           177,535
  the period

Cash and cash equivalents, beginning of period                 107,091             2,012,984                  0
                                                           ----------------------------------------------------

Cash and cash equivalents, end of period                   $   177,535           $   316,942       $    177,535
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

The Tracker Corporation of America
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity (Deficit)
(Unaudited)

                                                                         SHARES                    AMOUNTS
                                                              --------------------------    ---------------------
                                                                                                       Paid in
                                                                                Class B               Capital in
                                                               Common           Common      Common      Excess
                                                               Stock             Stock      Stock       of Par
                                                              --------------------------    ---------------------
Shares issued to officers at inception (Cash - $Nil)                           5,089,286

Shares issued for cash (Cash - $4,714,188)                                       884,729              $4,714,188

Shares issued in lieu of rent  (note 11-x) (Cash - $Nil)                          60,871                 324,344

Share issue costs                                                                                       (466,142)

Translation adjustment

Net loss
                                                              --------------------------    ---------------------
Balance at March 31, 1994                                                      6,034,886               $4,572,390
                                                              --------------------------    ---------------------

Shares issued for cash (Cash - $1,175,797)                                       234,517                1,175,797

Shares issued in lieu of rent  (note 11-x) (Cash - $Nil)                           5,777                   30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                  739,219                         739         (639)

Shares issued  from Regulation S offering (including
   79,658 shares at $7 per share for consulting
   services and 3,571 shares at $5.50 per share for
   the purchase of fixed assets) (Cash-$1,505,000)              860,000                         860     2,900,840
Share proceeds to be received subsequent to March 31, 1995                                              (819,459)

Shares issued for consulting and marketing services
    (note 12) (Cash-$Nil)                                       825,000           78,005        825     2,204,153
Less: consulting and marketing services not yet received       (814,583)*                      (815)

Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                           500,000                         500       349,500

Shares issued to employees for employment services
   (note 11-x) (Cash-$Nil)                                                        25,063                   74,409

Share issue costs                                                                                        (779,495)

Translation adjustment

Net loss
                                                              --------------------------    ---------------------
Balance at March 31, 1995                                     2,109,636        6,378,248    $2,109     $9,707,617
                                                              --------------------------    ---------------------

                                                                                 AMOUNTS                           AMOUNTS
                                                            ------------------------------------------------     -----------
                                                                                         Deficit Accumulated
                                                                           Cumulative          During
                                                               Other      Translation        Development
                                                              Capital      Adjustment           Stage               Total
                                                            ------------------------------------------------     -----------
Shares issued to officers at inception (Cash - $Nil)

Shares issued for cash (Cash - $4,714,188)                                                                       $ 4,714,188

Shares issued in lieu of rent  (note 11-x) (Cash - $Nil)                                                             324,344

Share issue costs                                                                                                   (466,142)

Translation adjustment                                                       (129,098)                              (129,098)

Net loss                                                                                       (2,043,425)        (2,043,425)
                                                            ---------------------------------------------        -----------
Balance at March 31, 1994                                   $         0     $(129,098)        $(2,043,425)       $ 2,399,867
                                                            ---------------------------------------------        -----------

Shares issued for cash (Cash - $1,175,797)                                                                          1,175,797

Shares issued in lieu of rent  (note 11-x) (Cash - $Nil)                                                               30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                                                            100

Shares issued  from Regulation S offering (including
   79,658 shares at $7 per share for consulting
   services and 3,571 shares at $5.50 per share for
   the purchase of fixed assets) (Cash-$1,505,000)                                                                  2,901,700
Share proceeds to be received subsequent to March 31, 1995                                                          (819,459)

Shares issued for consulting and marketing services
   (note 12) (Cash-$Nil)                                                                                            2,204,978
Less: consulting and marketing services not yet received     (2,086,685)                                           (2,087,500)

Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)
                                                                                                                      350,000
Shares issued to employees for employment services
  (note 11-x) (Cash-$Nil)                                                                                              74,409

Share issue costs                                                                                                   (779,495)

Translation adjustment                                                       (159,026)                              (159,026)

Net loss                                                                                       (5,068,583)        (5,068,583)
                                                            ---------------------------------------------------  -----------
Balance at March 31, 1995                                   $(2,086,685)    $(288,124)        $(7,112,008)       $   222,909
                                                            ---------------------------------------------------  -----------

The Tracker Corporation of America
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity (Deficit) (Cont'd)
(Unaudited)

                                                                                      SHARES                   AMOUNTS
                                                                              -----------------------    --------------------
                                                                                                                    Paid in
                                                                                             Class B               Capital in
                                                                                Common       Common      Common      Excess
                                                                                Stock         Stock      Stock       of Par
                                                                              -----------------------    --------------------
Share proceeds received re Regulation S offering                                                                      819,459
   made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued                                     6,250*                      6
   before March 31, 1995  (note 11-x) (Cash - $Nil)

Share proceeds received from private placement (Cash-$250,000)                  250,000                     250       249,750

Shares issued upon exercise of warrants at                                                    849,803                 619,166
   Canadian $1 per share (Cash-$619,166)

Shares issued to officers (note 11-iv) (Cash - $Nil)                            630,000                     630       826,245

Shares issued to a consultant (note 11-x) (Cash - $Nil)                           7,500                       8         9,836

Shares issued for investor relation services (note 11-vi) (Cash - $Nil)         200,000                     200       262,300
Less: services not yet received                                                (200,000)*                  (200)

Share issue cost from April 01, 1995 to June 30, 1995                                                               (100,989)

Translation adjustment

Net loss from April 01, 1995 to June 30, 1995
                                                                              -----------------------    --------------------
Balance at June 30, 1995                                                      3,003,386     7,228,051    $3,003   $12,393,384


Consulting services received re shares issued  (note 11-x)                        2,083*                      2
   before March 31, 1995 (Cash - $Nil)

Shares issued to R. Zuk (Cash - $83,000)                                        200,000                     200       199,800
Less: Shares proceeds to be received                                                                                 (117,000)

Share issue cost from July 01, 1995 to July 31, 1995                                                                  (27,238)

Translation adjustment

Net loss from July 01, 1995 to July 31, 1995
                                                                              -----------------------    --------------------
Balance at July 31, 1995                                                      3,205,469     7,228,051    $3,205   $12,448,946

                                                                                      AMOUNTS
                                                          -------------------------------------------------------------------
                                                                                      Deficit Accumulated
                                                                        Cumulative          During
                                                              Other     Translation       Development
                                                             Capital    Adjustment          Stage                  Total
                                                          -----------------------------------------------       ------------
Share proceeds received re Regulation S offering                                                                     819,459
   made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued                  37,494                                                 37,500
   before March 31, 1995  (note 11-x) (Cash - $Nil)

Share proceeds received from private placement                                                                       250,000
   (Cash-$250,000)

Shares issued upon exercise of warrants at                                                                           619,166
   Canadian $1 per share (Cash-$619,166)

Shares issued to officers (note 11-iv) (Cash - $Nil)                                                                 826,875

Shares issued to a consultant (note 11-x) (Cash - $Nil)                                                               9,844

Shares issued for investor relation services                                                                         262,500
  (note 11-vi) (Cash - $Nil)
Less: services not yet received                              (262,300)                                             (262,500)

Share issue cost from April 01, 1995 to June 30, 1995                                                              (100,989)

Translation adjustment                                                       2,330                                    2,330

Net loss from April 01, 1995 to June 30, 1995                                                  (1,880,977)       (1,880,977)
                                                          -----------------------------------------------       ------------
Balance at June 30, 1995                                  $(2,311,491)   $(285,794)           $(8,992,985)         $806,117


Consulting services received re shares issued                 12,498                                                  12,500
   (note 11-x) before March 31, 1995 (Cash - $Nil)

Shares issued to R. Zuk (Cash - $83,000)                                                                             200,000
Less: Shares proceeds to be received                                                                               (117,000)

Share issue cost from July 01, 1995 to July 31, 1995                                                                (27,238)

Translation adjustment                                                       5,541                                    5,541

Net loss from July 01, 1995 to July 31, 1995                                                     (339,087)         (339,087)
                                                          -----------------------------------------------       -----------
Balance at July 31, 1995                                  $(2,298,993)   $(280,253)           $(9,332,072)      $   540,833

The Tracker Corporation of America
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity (Deficit) (Cont'd)
(Unaudited)

                                                                                         SHARES                    AMOUNTS
                                                                                -----------------------    -----------------------
                                                                                                                         Paid in
                                                                                                Class B                 Capital in
                                                                                  Common        Common     Common         Excess
                                                                                  Stock          Stock     Stock          of Par
                                                                                -----------------------    -----------------------
Shares issued to employees for employment services (note 11-x) (Cash - $Nil)                      3,580                $     7,000

Shares exchanged as per exchange agreement (Cash - $Nil)                              500          (500)        1               (1)

Consulting services received re shares issued (note 11-x) (Cash - $Nil)             2,083 *                     2

Marketing services received re shares issued                                       33,333 *                    33
    to LL Knickerbocker Co. (note 12) (Cash - $Nil)

Shares issued to Directors as compensation  (note 11-x) (Cash-$Nil)                72,572                      73           63,427

Share issue cost from Aug 01, 1995 to Aug 31, 1995                                                                         (13,306)

Translation adjustment

Net loss from Aug 01, 1995 to Aug 31, 1995
                                                                                -----------------------    -----------------------
Balance at Aug 31, 1995                                                         3,313,957     7,231,131    $3,314      $12,506,066

Shares issued for compensation to employees (note 11-x) (Cash - $Nil)                            10,596                     15,716

Consulting services received re shares issued (note 11-x) (Cash - $Nil)             2,083 *                     2


Shares issued to Amerasia for marketing services (note 11-x) (Cash-$Nil)                         30,000                     44,496
Less: services not yet received                                                                 (27,500)*


Marketing services received re shares issued (note 12) (Cash - $Nil)               33,333 *                    33
    to LL Knickerbocker Co.

Shares issued to Director as compensation (note 11-x) (Cash - $Nil)                26,286                      26           22,974

Shares cancelled (Cash - $Nil)                                                       (171)                      1               (1)

Share issue cost from Sept 01, 1995 to Sept 30, 1995                                                                       (20,276)

Translation adjustment

Net loss from Sept 01, 1995 to Sept 30, 1995
                                                                                -----------------------    -----------------------
Balance at Sept 30, 1995                                                        3,375,488     7,244,227    $3,376      $12,568,975
                                                                                -----------------------    -----------------------

                                                                                 AMOUNTS
                                                            ---------------------------------------------------
                                                                                         Deficit Accumulated
                                                                            Cumulative         During              AMOUNTS
                                                               Other       Translation       Development          ---------
                                                              Capital       Adjustment          Stage               Total
                                                            ---------------------------------------------------   ---------
Shares issued to employees for employment services                                                                $   7,000
   (note 11-x) (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)                                                                  0

Consulting services received re shares issued                    12,498                                              12,500
    (note 11-x) (Cash - $Nil)

Marketing services received re shares issued                     83,300                                              83,333
    to LL Knickerbocker Co. (note 12) (Cash - $Nil)

Shares issued to Directors as compensation                                                                           63,500
    (note 11-x) (Cash-$Nil)

Share issue cost from Aug 01, 1995 to Aug 31, 1995                                                                  (13,306)

Translation adjustment                                                          21,053                               21,053

Net loss from Aug 01, 1995 to Aug 31, 1995                                                       (441,307)         (441,307)
                                                            ---------------------------------------------------   ---------
Balance at Aug 31, 1995                                     $(2,203,195)     $(259,200)      $ (9,773,379)        $ 273,606

Shares issued for compensation to employees                                                                          15,716
   (note 11-x) (Cash - $Nil)

Consulting services received re shares issued                    12,498                                              12,500
   (note 11-x) (Cash - $Nil)

Shares issued to Amerasia for marketing services                                                                     44,496
   (note 11-x) (Cash-$Nil)
Less: services not yet received                                 (40,788)                                            (40,788)


Marketing services received re shares issued                     83,300                                              83,333
    (note 12) (Cash - $Nil) to LL Knickerbocker Co.

Shares issued to Director as compensation                                                                            23,000
    (note 11-x) (Cash - $Nil)

Shares cancelled (Cash - $Nil)

Share issue cost from Sept 01, 1995 to Sept 30, 1995                                                                (20,276)

Translation adjustment                                                           5,035                                5,035

Net loss from Sept 01, 1995 to Sept 30, 1995                                                     (472,531)         (472,531)
                                                            ---------------------------------------------------   ---------
Balance at Sept 30, 1995                                    $(2,148,185)     $(254,165)      $(10,245,910)        $ (75,909)
                                                            ---------------------------------------------------   ---------

The Tracker Corporation of America
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity (Deficit) (Cont'd)
(Unaudited)

                                                                                   SHARES                        AMOUNTS
                                                                          ------------------------       -----------------------
                                                                                                                       Paid in
                                                                                           Class B                    Capital in
                                                                            Common         Common        Common         Excess
                                                                            Stock           Stock        Stock          of Par
                                                                          ------------------------       -----------------------
Shares issued pursuant to S-8 for employees, consultants and                770,000                         770          769,230
     a director (note 11-vii) (Cash - $Nil)
Less: employment and consulting services not yet received                  (625,054)*                      (625)


Consulting services received re shares issued                                 2,083 *                         2
    for a consultant (note 11-x) (Cash - $Nil)

Marketing services received from Amerasia (note 11-x) (Cash- $Nil)                           2,500 *

Marketing services received re shares issued                                 33,333 *                        33
    to LL Knickerbocker Co. (note 12) (Cash-$Nil)

Share issue cost from Oct 01, 1995 to Oct 31, 1995                                                                        (6,146)

Translation adjustment

Net loss from Oct 01, 1995 to Oct 31, 1995
                                                                          ------------------------       -----------------------
Balance as at October 31, 1995                                            3,555,850      7,246,727       $3,556      $13,332,059
                                                                          ------------------------       -----------------------

Employee, consulting services received re S-8 (note 11-vii) (Cash-$Nil)     113,646 *                       114

Marketing services received from Amerasia (note 11-x) (Cash-$Nil)                            5,000 *

Marketing services received re shares issued                                 66,666 *                        66
    to LL Knickerbocker Co.  (note 12) (Cash-$Nil)

Share issue cost from Nov 01, 1995 to Dec 31, 1995                                                                       (64,712)

Translation adjustment

Net loss from Nov 01, 1995 to Dec 31, 1995
                                                                          ------------------------       -----------------------
Balance as at December 31, 1995                                           3,736,162      7,251,727       $3,736      $13,267,347
                                                                          ------------------------       -----------------------

                                                                                AMOUNTS
                                                            ---------------------------------------------------
                                                                                            Deficit Accumulated
                                                                               Cumulative         During            AMOUNTS
                                                                Other         Translation       Development       -----------
                                                               Capital         Adjustment          Stage             Total
                                                            ---------------------------------------------------   -----------
Shares issued pursuant to S-8 for employees, consultants                                                              770,000
     and a director (note 11-vii) (Cash - $Nil)
Less: employment and consulting services not yet received      (624,429)                                             (625,054)

Consulting services received re shares issued                    12,498                                                12,500
    for a consultant (note 11-x) (Cash - $Nil)

Marketing services received from Amerasia                         3,708                                                3,708
    (note 11-x) (Cash- $Nil)

Marketing services received re shares issued                     83,300                                                83,333
    to LL Knickerbocker Co. (note 12) (Cash-$Nil)

Share issue cost from Oct 01, 1995 to Oct 31, 1995                                                                     (6,146)

Translation adjustment                                                             19,773                              19,773

Net loss from Oct 01, 1995 to Oct 31, 1995                                                         (444,228)         (444,228)
                                                            -----------------------------------------------       -----------
Balance as at October 31, 1995                              $(2,673,108)        $(234,392)     $(10,690,138)        $(262,023)
                                                            -----------------------------------------------       -----------

Employee, consulting services received re S-8
     (note 11-vii) (Cash-$Nil)                                  113,532                                               113,646

Marketing services received from Amerasia
     (note 11-x) (Cash-$Nil)                                      7,391                                                 7,391

Marketing services received re shares issued                    166,600                                               166,666
    to LL Knickerbocker Co.  (note 12) (Cash-$Nil)

Share issue cost from Nov 01, 1995 to Dec 31, 1995                                                                    (64,712)

Translation adjustment                                                             (1,531)                             (1,531)

Net loss from Nov 01, 1995 to Dec 31, 1995                                                       (1,244,204)       (1,244,204)
                                                            -------------------------------------------------     -----------
Balance as at December 31, 1995                             $(2,385,585)        $(235,923)     $(11,934,342)      $(1,284,767)
                                                            -------------------------------------------------     -----------

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

DEFERRED CHARGES

Deferred charges relate primarily to unamortized commissions and are amortized on a straight-line basis over the term of the related agreement.

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

NOTE 4 - SHORT-TERM INVESTMENT:

The amount of $221,730 represents a short-term investment in 288,462 shares of Stratcomm Media Ltd., which is a publicly traded company on the Vancouver Stock Exchange, and represents less than a 4% interest in the company. The common shares owned by the Company were restricted from trading for a period of 12 months starting May 30, 1995. The investment, which is carried as available for sale, is carried at cost which approximates fair value.

NOTE 5 - PREPAID EXPENSES AND DEPOSITS:

Prepaid expenses and deposits comprise the following:

                                                    Dec 31,             March 31,
                                                     1995                 1995
                                                   --------             --------
Investor relations                                 $      0             $325,267
Marketing and celebrity                             211,735                    0
Rent                                                    450              115,147
Other                                                68,855              104,018
                                                   --------             --------
                                                   $281,040             $544,432
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
                                                     ========           ========

Depreciation expense for the nine months ended December 31, 1995 is $87,342 and was $94,161 for the year ended March 31, 1995.

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

NOTE 10 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                                      Dec 31,           March 31,
                                                       1995               1995
                                                     --------           --------
Payroll and employee benefits                        $      0           $178,980
Director fees                                          10,000             44,500
Others                                                127,170            110,641
                                                     --------           --------
                                                     $137,170           $334,121
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

(ii) At December 31, 1995, outstanding warrants had been issued and were outstanding to acquire 30,920 exchangeable preference shares (1,185,880 at March 31, 1995) of the Canadian subsidiary at Canadian $14 per share. These warrants expire two years after the date of issuance.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 11 - CAPITAL STOCK (CONT'D):

(iv) (b) The Company issued the following options and warrants:

                                        NINE       EXERCISE     MARCH 31,    EXERCISE
                                       MONTHS        PRICE        1995         PRICE
                                        ENDED
                                       DEC 31,
                                        1995
                                       -----------------------------------------------
OPTIONS:
  Opening                               40,000     $     7.95          0           n/a
    Granted during the period (*)       10,000     $     1.81     40,000    $     7.95
    Exercised during the period              0            n/a          0           n/a
    Expired/cancelled during period    (10,000)    $     7.95          0           n/a
                                       -------                   -------
  Closing                               40,000                    40,000
                                       =======                   =======

(*): 40,000 options were issued in July 1994 and 10,000 options were issued in September 1995 to non-employee directors and vest proportionately over a period of three years.

                                         NINE       EXERCISE      MARCH 31,      EXERCISE
                                        MONTHS        PRICE         1995           PRICE
                                         ENDED
                                        DEC 31,
                                         1995
                                        --------------------------------------------------
WARRANTS (COMMON STOCK AND CLASS B):
  Opening                               1,685,880          n/a            0            n/a
    Issued during the period              250,000        $5.00      500,000          $5.00
    Issued during the period                    0          n/a    1,185,880      Cdn$14.00
    Exercised during the period          (849,803)    Cdn$1.00            0            n/a
    Expired during the period            (305,157)   Cdn$14.00            0            n/a
                                        ---------                 ---------
  Closing                                 780,920                 1,685,880
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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 11 - CAPITAL STOCK (CONT'D):

(viii) On November 1, 1995, at its annual general meeting, the shareholders approved the increase of the authorized number of common shares from 20,000,000 to 30,000,000 shares.

(ix) Other capital

As at December 31, 1995, 1,344,744 common shares and 20,000 Class B common shares have been subscribed for but remain unissued as the service for which these shares were subscribed for have yet to be received.

                                                                  FOR THE PERIOD
                                             ----------------------------------------------------------  FROM INCEPTION
                                              3 MONTHS ENDED DEC 31,            9 MONTHS ENDED DEC 31,    (MAY 6, 1993)
                                             ----------------------------------------------------------  THROUGH DEC 31,
                                                1995            1994             1995           1994           1995
                                             --------------------------------------------------------------------------
OPENING,
    Marketing services not yet received      $1,832,600      $        0      $1,999,200      $        0      $        0
    Deferred compensation costs                       0               0               0               0               0
    Deferred consulting costs                   315,585               0          87,485               0               0
    Rent                                              0               0               0               0               0
                                             --------------------------------------------------------------------------
                                             $2,148,185      $        0      $2,086,685      $        0      $        0

SHARES SUBSCRIBED BUT NOT ISSUED,
    Marketing services not yet received               0               0               0               0       1,999,200
    Deferred compensation costs                 770,000          74,409       1,706,031          74,409       1,780,440
    Deferred consulting costs                         0         149,975         910,820         149,975       1,693,023
    Rent                                              0               0               0          30,121         354,465
                                             --------------------------------------------------------------------------
                                                770,000         224,384       2,616,851         254,505       5,827,128

CHARGED TO EXPENSE AS SERVICES ARE
RECEIVED,
    Marketing services not yet received         249,900               0         416,500               0         416,500
    Deferred compensation costs                 259,103          74,409       1,195,134          74,409       1,269,543
    Deferred consulting costs                    23,597          24,996         706,317          24,996       1,401,035
    Rent                                              0               0               0          30,121         354,465
                                             --------------------------------------------------------------------------
                                                532,600          99,405       2,317,951         129,526       3,441,543

CLOSING,
    Marketing services not yet received       1,582,700               0       1,582,700               0       1,582,700
    Deferred compensation costs                 510,897               0         510,897               0         510,897
    Deferred consulting costs                   291,988         124,979         291,988         124,979         291,988
    Rent                                              0               0               0               0               0
                                             --------------------------------------------------------------------------
                                             $2,385,585      $  124,979      $2,385,585      $  124,979      $2,385,585
                                             ==========================================================================

(x) The Company has, from inception to present, issued shares in exchange for:
(a) employment services, (b) consulting and marketing services, and (c) consideration in lieu of rental payments.

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

Rental expense for the nine month period ended December 31, 1995 amounted to $188,903 and $219,183 for the year ended March 31, 1995.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS (CONT'D):

INVESTOR MEDIA AND PUBLIC RELATIONS

The Company entered into an agreement dated November 20, 1995 with Corporate Relations Group, Inc. ("CRG") of Winter Park, Florida to provide advertising, printing and investor relations for investor media and public relations support to the Company with services to commence in mid 1996. The agreement covers a twelve-month period and may be cancelled without penalty at the Company's option. As consideration for the services to be provided by CRG, the Company will pay to CRG, at the Company's option, either $570,000 in cash or the equivalent number of common shares assigned a value of $1.75 on the agreement date. The Company has also agreed to issue options to purchase a total of 500,000 common shares noted as follows:

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

Placement commissions amounting to $Nil for the nine month period ended December 31, 1995 and $115,282 for the year ended March 31, 1995 paid to related parties in connection with the Company's private equity placement are included as a reduction in paid-in capital.

Commissions amounting to $10,000 for the nine month period ended December 31, 1995 and $Nil for the year ended March 31, 1995 paid to related parties in connection with the issuance of convertible subordinated debentures.

See also Note 11(iv) and (vii).

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

NOTE 14 - INCOME TAXES:

The estimated deferred tax asset of $3,150,000 and $2,290,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to December 31, 1995 and March 31, 1995, respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $9,020,000 expire starting in 2001; the benefit of these losses has not been reflected in these consolidated financial statements.

                                                  Dec 31,             March 31,
                                                   1995                 1995
                                               -----------          -----------
Deferred tax liabilities                       $         0          $         0
Deferred tax assets
         Net operating losses                    3,150,000            2,290,000
                                               -----------          -----------
                                                 3,150,000            2,290,000
Valuation allowance                             (3,150,000)          (2,290,000)
                                               -----------          -----------
                                               $         0          $         0
                                               ===========          ===========

The valuation allowance increased by $860,000 during the year.

NOTE 15 - CONVERTIBLE SUBORDINATED DEBENTURES:

The Company has outstanding at December 31, 1995 convertible subordinated debentures in the amount of $1,905,000 bearing interest at 15% annually, which are repayable within one year. The interest payments are payable monthly in advance. The principal amount may be converted, at the holder's option, into shares of the Company's common stock, in whole or in part, beginning on October 1, 1995 at a conversion price as shown below. The debentures are subordinated to all other indebtedness incurred by the Company. The Company paid $10,000 in cash to finders of arm's length third party private investors. The following lists the conversion rates:

                                                      No. of shares
Principal       Conversion rate                       on conversion
- ---------       ---------------                       -------------
$1,000,000      $0.4375 per share of common stock     2,285,714
   400,000      $0.9375 per share of common stock       426,666
   175,000      $1.00 per share of common stock         175,000
    30,000      $1.06 per share of common stock          28,302
    70,000      $1.0625 per share of common stock        65,883
    30,000      $1.10 per share of common stock          27,273
    75,000   -  $1.20 per share of common stock          62,500
   125,000   -  $1.25 per share of common stock         100,000
- ----------                                            ---------
$1,905,000                                            3,171,338
==========                                            =========

Total interest paid and included in general and administrative expenses is $90,594 for the nine month period ended December 31, 1995 and $Nil for the year ended March 31, 1995.

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

          Principal                     Conversion rate
          ---------                     ---------------
         $ 35,000.00    -        $1.00 per share of common stock
         $164,528.83    -        $1.25 per share of common stock

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