Form 10-Q
period 1996-06-30
TRACKER CORP OF AMERICA
filed 1996-08-14
CIK 789853

Date Filed:  August 14, 1996
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ............ to .............

          Commission file number  0-24944


                       THE TRACKER CORPORATION OF AMERICA
                       ----------------------------------
               (Exact name of Registrant as specified in charter)


         DELAWARE                                              86-0767918
- -------------------------------                                ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                         Identification No.)


180 DUNDAS STREET WEST, TORONTO, ONTARIO, CANADA                    M5G 1Z8
- ------------------------------------------------                    -------
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

         As of July 22, 1996, the Registrant had outstanding 12,121,038 shares of common stock, par value $0.001 per share, and 5,209,762 shares of the Registrant's Class B voting common stock, no par value.

                                     PART I

                              FINANCIAL INFORMATION

- --------------------------------------------------------------------------------
               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
- --------------------------------------------------------------------------------

         The Tracker Corporation of America (the "Registrant") files herewith consolidated balance sheets of the Registrant as of June 30, 1996, and March 31, 1996, and the related consolidated statements of operations for the three month period ended June 30, 1996 and 1995, respectively, and the consolidated shareholders' equity (deficit) for the three month period ended June 30, 1996, and for the period from inception (May 6, 1993) through June 30, 1996 and consolidated statement of cash flows for the three month period ended June 30, 1996 and 1995, respectively, and for the period from inception (May 6, 1993) through June 30, 1996. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-K for the year ended March 31, 1996.

         On July 12, 1994, the Registrant (then called Ultra Capital Corp.) completed a corporate reorganization with The Tracker Corporation ("Tracker Canada"), an Ontario corporation, pursuant to which the Registrant, a Delaware corporation, acquired all voting shares of Tracker Canada in exchange for newly authorized shares of the Registrant's Class B voting common stock representing approximately 90% of the total voting power of the Registrant. The corporate reorganization and several related proposals, including a forward stock split and change in the domicile of the Registrant, were submitted to and approved by the Registrant's shareholders at a special shareholders' meeting held June 30, 1994. Information with respect to the reorganization and such proposals is included in the Registrant's report on Form 10-K for the year ended March 31, 1996 filed on July 15, 1996 and in the Registrant's report on Form 8-K dated July 25, 1994.

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
- --------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET

                                     Assets

                                                                                      June 30,              March 31,
                                                                                        1996                  1996
                                                                                   ------------           ------------
                                                                                    (Unaudited)             (Audited)
Current assets
  Cash and cash equivalents                                                        $    214,543           $     78,844
  Short-term investment                                                                 220,110                221,190
  Accounts receivable                                                                    24,209                  7,361
  Prepaid expenses and deposits                                                         108,405                168,345
  Inventory                                                                              99,693                115,612
  Deferred charges                                                                       67,099                 73,750
                                                                                   ------------           ------------
       Total current assets                                                             734,059                665,102

Due from shareholders                                                                    58,669                 58,226
Deferred charges                                                                        243,750                 66,234
Fixed assets (net)                                                                      332,232                353,729
Long-term investment                                                                     50,451                 50,451
                                                                                   ------------           ------------

       Total assets                                                                $  1,419,161           $  1,193,742
                                                                                   ============           ============


                                        Liabilities & Shareholders' Equity (Deficit)

Current liabilities
  Accounts payable                                                                 $    572,804           $    551,553
  Accrued liabilities                                                                   122,024                266,837
  Deferred revenue                                                                      210,956                115,241
  Convertible subordinated debentures                                                 1,150,000              1,460,000
                                                                                   ------------           ------------
    Total current liabilities                                                         2,055,784              2,393,631

Deferred revenue                                                                        472,059                178,883

Commitments (Note 12)

Shareholders' equity (deficit)
  $1000 6% Convertible preferred stock, $.001 par value, 500,000 shares
    authorized, 350 (Nil - March 31, 1996) shares issued and outstanding                     --                     --

  Common stock, $.001 par value, 30,000,000 shares authorized,
     9,908,078 (6,130,929 - March 31, 1996) shares issued and outstanding                 9,908                  6,131

  Class B voting common stock, $0.00000007 par value, 20,000,000
    shares authorized, 5,204,762 (6,126,362 - March 31, 1996) issued                         --                     --
    and outstanding

  Paid-in capital                                                                    15,128,387             14,013,062
  Other capital                                                                      (1,523,004)            (1,954,327)
  Accumulated deficit                                                               (14,465,450)           (13,202,738)
  Cumulative translation adjustment                                                    (258,523)              (240,900)
                                                                                   ------------           ------------

    Total shareholders' equity (deficit)                                             (1,108,682)            (1,378,772)
                                                                                   ------------           ------------


    Total liabilities and shareholders' equity (deficit)                           $  1,419,161           $  1,193,742
                                                                                   ============           ============




The accompanying notes are an integral part of these consolidated financial statements.

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
- --------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                                                         From Inception
                                                 For 3 months ended June 30,              (May 6, 1993)
                                             ----------------------------------              through
                                                  1996                  1995              June 30, 1996
                                             ----------------------------------------------------------


Revenue                                      $     65,872           $     15,905           $    182,581

Cost of goods sold                                 13,545                  8,460                 57,804
                                             ----------------------------------------------------------

Gross profit                                       52,327                  7,445                124,777
                                             ----------------------------------------------------------

Development costs
  Operational                                     144,083                181,152              1,573,904
  Information systems                              60,545                 68,744                946,591
  Sales and marketing                             563,683               (195,516)             3,938,433
  General and administrative                      546,728              1,834,042              8,131,299
                                             ----------------------------------------------------------

Total development costs                         1,315,039              1,888,422             14,590,227
                                             ----------------------------------------------------------


Net loss applicable to common stock          $ (1,262,712)          $ (1,880,977)          $(14,465,450)
                                             ===========================================================



Loss per share of common stock               $      (0.10)          $      (0.21)          $      (1.77)
                                             ===========================================================


Weighted average number of shares
   outstanding                                 12,874,322              9,100,593              8,159,695
                                             ===========================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
- --------------------------------------------------------------------------------
                   CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                      SHARES
                                                                                    ---------------------------------------------
                                                                                                                        Class B
                                                                                    Preferred        Common             Common
                                                                                      Stock          Stock              Stock
                                                                                    ---------------------------------------------
Shares issued to officers at inception (Cash - $Nil)                                                                    5,089,286
Shares issued for cash (Cash - $4,714,188)                                                                              884,729
Shares issued in lieu of rent  (note 11-xi) (Cash - $Nil)                                                               60,871
Share issue costs
Translation adjustment
Net loss
                                                                                    ---------------------------------------------
Balance at March 31, 1994                                                                                               6,034,886
                                                                                    ---------------------------------------------
Shares issued for cash (Cash - $1,175,797)                                                                              234,517
Shares issued in lieu of rent  (note 11-xi) (Cash - $Nil)                                                               5,777
Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                                           739,219
Shares issued from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash -$1,505,000)                                        860,000
Share proceeds to be received subsequent to March 31, 1995
Shares issued for consulting and marketing services (note 12) (Cash-$Nil)                                825,000        78,005
Less: consulting and marketing services not yet received                                                (814,583)*
Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                                                    500,000
Shares issued to employees for employment services (note 11-xi) (Cash-$Nil)                                             25,063
Share issue costs
Translation adjustment
Net loss
                                                                                    ---------------------------------------------
Balance at March 31, 1995                                                                       -      2,109,636        6,378,248
                                                                                    ---------------------------------------------

                                                                                                       AMOUNTS
                                                                               ------------------------------------------------
                                                                                                          Paid-in
                                                                                                         Capital in
                                                                               Preferred      Common       Excess        Other
                                                                                 Stock        Stock        of Par       Capital
                                                                               ------------------------------------------------
Shares issued to officers at inception (Cash - $Nil)                               $     -        $   -    $       -     $  -
Shares issued for cash (Cash - $4,714,188)                                                                   4,714,188
Shares issued in lieu of rent  (note 11-xi) (Cash - $Nil)                                                      324,344
Share issue costs                                                                                             (466,142)
Translation adjustment
Net loss
                                                                               -------------------------------------------------
Balance at March 31, 1994                                                                -            -      4,572,390        -
                                                                               -------------------------------------------------
Shares issued for cash (Cash - $1,175,797)                                                                   1,175,797
Shares issued in lieu of rent  (note 11-xi) (Cash - $Nil)                                                       30,121
Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                                      739           (639)
Shares issued from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash -$1,505,000)                                   860      2,900,840
Share proceeds to be received subsequent to March 31, 1995                                                    (819,459)
Shares issued for consulting and marketing services (note 12) (Cash-$Nil)                           825      2,204,153
Less: consulting and marketing services not yet received                                           (815)                (2,086,685)
Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                                               500        349,500
Shares issued to employees for employment services (note 11-xi) (Cash-$Nil)                                     74,409
Share issue costs                                                                                             (779,495)
Translation adjustment
Net loss
                                                                               ---------------------------------------------------
Balance at March 31, 1995                                                                -        2,109      9,707,617  (2,086,685)
                                                                               ---------------------------------------------------

                                                                                                    AMOUNTS
                                                                               ---------------------------------------------------
                                                                                                        Deficit
                                                                                                       Accumulated
                                                                                     Cumulative          During
                                                                                     Translation       Development
                                                                                     Adjustment          Stage            Total
                                                                               ---------------------------------------------------
Shares issued to officers at inception (Cash - $Nil)                                 $        -        $        -      $        -
Shares issued for cash (Cash - $4,714,188)                                                                              4,714,188
Shares issued in lieu of rent  (note 11-xi) (Cash - $Nil)                                                                 324,344
Share issue costs                                                                                                        (466,142)
Translation adjustment                                                                 (129,098)                         (129,098)
Net loss                                                                                               (2,043,425)     (2,043,425)
                                                                               ---------------------------------------------------
Balance at March 31, 1994                                                              (129,098)       (2,043,425)      2,399,867
                                                                               ---------------------------------------------------
Shares issued for cash (Cash - $1,175,797)                                                                              1,175,797
Shares issued in lieu of rent  (note 11-xi) (Cash - $Nil)                                                                  30,121
Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                                                                100
Shares issued from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash -$1,505,000)                                                       2,901,700
Share proceeds to be received subsequent to March 31, 1995                                                               (819,459)
Shares issued for consulting and marketing services (note 12) (Cash-$Nil)                                               2,204,978
Less: consulting and marketing services not yet received                                                               (2,087,500)
Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                                                                     350,000
Shares issued to employees for employment services (note 11-xi) (Cash-$Nil)                                                74,409
Share issue costs                                                                                                        (779,495)
Translation adjustment                                                                 (159,026)                         (159,026)
Net loss                                                                                               (5,068,583)     (5,068,583)
                                                                               ---------------------------------------------------
Balance at March 31, 1995                                                              (288,124)       (7,112,008)        222,909
                                                                               ---------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.
                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
- --------------------------------------------------------------------------------
                   CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                      SHARES
                                                                               ---------------------------------------------------
                                                                                                                      Class B
                                                                                  Preferred         Common             Common
                                                                                    Stock           Stock              Stock
                                                                               --------------------------------------------------
Share proceeds received re Regulation S offering
   made before March 31, 1995 (Cash - $225,280)
Consulting services received re shares issued                                                         14,582 *
   before March 31, 1995  (note 11-xi) (Cash - $ Nil)
Marketing services received re shares issued                                                         266,664 *
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)
Shares issued to Directors as compensation  (note 11-xi) (Cash - $Nil)                                98,858
Shares issued to Amerasia for marketing services (note 11-xi) (Cash - $Nil)                                               30,000
Less: services not yet received                                                                                          (12,500)*
Shares cancelled (Cash - $Nil)                                                                          (171)
Shares issued pursuant to S-8 for employees, consultants and                                         770,000
     a director (note 11-vii) (Cash - $Nil)
Less: employment and consulting services not yet received                                           (340,939)*
Shares issued to R. Zuk (Cash - $83,000)                                                             200,000
Less: shares proceeds to be received
Share proceeds received from private placement (Cash - $250,000)                                     250,000
Shares issued upon exercise of warrants at Canadian $1 per share                                                         849,803
   (Cash - $619,166)
Shares issued to officers (note 11-iv) (Cash - $Nil)                                                 630,000
Shares issued to a consultant (note 11-xi) (Cash - $Nil)                                               7,500
Shares issued for investor relation services (note 11-vi) (Cash - $Nil)                              200,000
Less: services not yet received                                                                     (200,000)*
Shares issued to employees for employment services (note 11-xi)                                                           14,176
   (Cash - $Nil)
Shares exchanged as per exchange agreement (Cash - $Nil)                                           1,133,365          (1,133,365)
Shares issued for conversion from debenture holders (Cash -$Nil)                                     991,434
Share issue cost from April 1, 1995 to March 31, 1996
Translation adjustment
Net loss from April 1, 1995 to March 31, 1996
                                                                               --------------------------------------------------
Balance as at March 31, 1996                                                                  -    6,130,929           6,126,362
                                                                               ==================================================

                                                                                                   AMOUNTS
                                                                           --------------------------------------------------------
                                                                                                           Paid in
                                                                                                         Capital in
                                                                            Preferred       Common         Excess           Other
                                                                              Stock         Stock          of Par          Capital
                                                                           --------------------------------------------------------
Share proceeds received re Regulation S offering                                $  -        $    -       $   819,459     $
   made before March 31, 1995 (Cash - $225,280)
Consulting services received re shares issued                                                   14                           87,486
   before March 31, 1995  (note 11-xi) (Cash - $ Nil)
Marketing services received re shares issued                                                   265                          666,400
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)
Shares issued to Directors as compensation  (note 11-xi) (Cash - $Nil)                          99            86,402
Shares issued to Amerasia for marketing services (note 11-xi) (Cash - $Nil)                                   44,496
Less: services not yet received                                                                                             (18,630)
Shares cancelled (Cash - $Nil)                                                                   1                (1)
Shares issued pursuant to S-8 for employees, consultants and                                   770           769,230
     a director (note 11-vii) (Cash - $Nil)
Less: employment and consulting services not yet received                                     (341)                       (340,598)
Shares issued to R. Zuk (Cash - $83,000)                                                       200           199,800
Less: shares proceeds to be received                                                                        (117,000)
Share proceeds received from private placement (Cash - $250,000)                               250           249,750
Shares issued upon exercise of warrants at Canadian $1 per share                                             619,166
   (Cash - $619,166)
Shares issued to officers (note 11-iv) (Cash - $Nil)                                           630           826,245
Shares issued to a consultant (note 11-xi) (Cash - $Nil)                                         8             9,836
Shares issued for investor relation services (note 11-vi) (Cash - $Nil)                        200           262,300
Less: services not yet received                                                               (200)                       (262,300)
Shares issued to employees for employment services (note 11-xi)                                               22,716
   (Cash - $Nil)
Shares exchanged as per exchange agreement (Cash - $Nil)                                     1,134            (1,134)
Shares issued for conversion from debenture holders (Cash -$Nil)                               992           728,537
Share issue cost from April 1, 1995 to March 31, 1996                                                       (214,357)
Translation adjustment
Net loss from April 1, 1995 to March 31, 1996
                                                                           --------------------------------------------------------
Balance as at March 31, 1996                                                    $  -        $6,131       $14,013,062   $(1,954,327)
                                                                           ========================================================

                                                                                                   AMOUNTS
                                                                             ----------------------------------------------------
                                                                                                  Deficit
                                                                                                Accumulated
                                                                               Cumulative         During
                                                                              Translation       Development
                                                                               Adjustment          Stage              Total
                                                                             ----------------------------------------------------
Share proceeds received re Regulation S offering                                    $       -        $       -       $   819,459
   made before March 31, 1995 (Cash - $225,280)
Consulting services received re shares issued                                                                             87,500
   before March 31, 1995  (note 11-xi) (Cash - $ Nil)
Marketing services received re shares issued                                                                             666,665
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)
Shares issued to Directors as compensation  (note 11-xi) (Cash - $Nil)                                                    86,501
Shares issued to Amerasia for marketing services (note 11-xi) (Cash - $Nil)                                               44,496
Less: services not yet received                                                                                          (18,630)
Shares cancelled (Cash - $Nil)                                                                                                 -
Shares issued pursuant to S-8 for employees, consultants and                                                             770,000
     a director (note 11-vii) (Cash - $Nil)
Less: employment and consulting services not yet received                                                               (340,939)
Shares issued to R. Zuk (Cash - $83,000)                                                                                 200,000
Less: shares proceeds to be received                                                                                    (117,000)
Share proceeds received from private placement (Cash - $250,000)                                                         250,000
Shares issued upon exercise of warrants at Canadian $1 per share                                                         619,166
   (Cash - $619,166)
Shares issued to officers (note 11-iv) (Cash - $Nil)                                                                     826,875
Shares issued to a consultant (note 11-xi) (Cash - $Nil)                                                                   9,844
Shares issued for investor relation services (note 11-vi) (Cash - $Nil)                                                  262,500
Less: services not yet received                                                                                         (262,500)
Shares issued to employees for employment services (note 11-xi)                                                           22,716
   (Cash - $Nil)
Shares exchanged as per exchange agreement (Cash - $Nil)                                                                       -
Shares issued for conversion from debenture holders (Cash -$Nil)                                                         729,529
Share issue cost from April 1, 1995 to March 31, 1996                                                                   (214,357)
Translation adjustment                                                                 47,224                             47,224
Net loss from April 1, 1995 to March 31, 1996                                                          (6,090,730)    (6,090,730)
                                                                             ----------------------------------------------------
Balance as at March 31, 1996                                                        $(240,900)       $(13,202,738)   $(1,378,772)
                                                                             ====================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
- --------------------------------------------------------------------------------
                   CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                          SHARES
                                                                                           ---------------------------------------
                                                                                                                           Class B
                                                                                           Preferred       Common          Common
                                                                                             Stock         Stock            Stock
                                                                                           ---------------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)                                                       100,000 *
Shares issued to Directors as compensation  (note 11-xi) (Cash - $Nil)                                      34,445
Marketing services received from Amerasia (note 11-xi) (Cash - $Nil)                                                         7,500 *
Employment and consulting services received re S-8 (note 11-vii) (Cash - $Nil)                             170,469 *
Shares issued for conversion from debenture holders (note 11-x) (Cash -$Nil)                               742,573
Preferred shares issued from private placement (note 11-xii) (Cash - $850,000)                850
Common shares issued for conversion from preferred stockholder (note11-xiii)                 (500)       1,611,156
  (Cash - $Nil)
Shares exchanged as per exchange agreement (Cash - $Nil)                                                   929,100        (929,100)
Shares issued to employees for employment services (note 11-xi) (Cash-$Nil)                                 24,000
Shares issued in lieu of finder fee for debenture holders (note 11-xi) (Cash -$Nil)                         52,906
Shares issued in lieu of finder fee for preferred stockholders (note 11-xi) (Cash -$Nil)                   112,500
Share issue cost from April 1, 1996 to June 30, 1996
Translation adjustment
Net loss from April 1, 1996 to June 30, 1996
                                                                                              ------------------------------------
Balance as at June 30, 1996                                                                   350        9,908,078       5,204,762
                                                                                              ====================================

                                                                                                        AMOUNTS
                                                                                       -------------------------------------------
                                                                                                              Paid in
                                                                                                            Capital in
                                                                                       Preferred   Common      Excess       Other
                                                                                        Stock      Stock       of Par      Capital
                                                                                       -------------------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)                                     $  -     $  100   $         -  $  249,900
Shares issued to Directors as compensation  (note 11-xi) (Cash - $Nil)                                34        15,466
Marketing services received from Amerasia (note 11-xi) (Cash - $Nil)                                                        11,124
Employment and consulting services received re S-8 (note 11-vii) (Cash - $Nil)                       170                   170,299
Shares issued for conversion from debenture holders (note 11-x) (Cash -$Nil)                         743       309,257
Preferred shares issued from private placement (note 11-xii) (Cash - $850,000)              1                  849,999
Common shares issued for conversion from preferred stockholder (note11-xiii)               (1)     1,611        (1,610)
  (Cash - $Nil)
Shares exchanged as per exchange agreement (Cash - $Nil)                                             929          (929)
Shares issued to employees for employment services (note 11-xi) (Cash-$Nil)                           24        11,976
Shares issued in lieu of finder fee for debenture holders (note 11-xi) (Cash -$Nil)                   53        52,853
Shares issued in lieu of finder fee for preferred stockholders (note 11-xi)
(Cash -$Nil)                                                                                         113        44,887
Share issue cost from April 1, 1996 to June 30, 1996                                                          (166,574)
Translation adjustment
Net loss from April 1, 1996 to June 30, 1996
                                                                                         ------------------------------------------
Balance as at June 30, 1996                                                              $  -     $9,908   $15,128,387  $(1,523,004)
                                                                                         ==========================================

                                                                                                      AMOUNTS
                                                                                  ----------------------------------------------
                                                                                                 Deficit Accumulated
                                                                                  Cumulative           During
                                                                                  Translation         Development
                                                                                  Adjustment            Stage             Total
                                                                                  ----------------------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)                              $     -            $      -           $250,000
Shares issued to Directors as compensation  (note 11-xi) (Cash - $Nil)                                                    15,500
Marketing services received from Amerasia (note 11-xi) (Cash - $Nil)                                                      11,124
Employment and consulting services received re S-8 (note 11-vii) (Cash - $Nil)                                           170,469
Shares issued for conversion from debenture holders (note 11-x) (Cash -$Nil)                                             310,000
Preferred shares issued from private placement (note 11-xii) (Cash - $850,000)                                           850,000
Common shares issued for conversion from preferred stockholder (note11-xiii)
  (Cash - $Nil)                                                                                                             -
Shares exchanged as per exchange agreement (Cash - $Nil)                                                                    -
Shares issued to employees for employment services (note 11-xi) (Cash-$Nil)                                               12,000
Shares issued in lieu of finder fee for debenture holders (note 11-xi) (Cash -$Nil                                        52,906
Shares issued in lieu of finder fee for preferred stockholders (note 11-xi)
(Cash -$Nil)                                                                                                              45,000
Share issue cost from April 1, 1996 to June 30, 1996                                                                    (166,574)
Translation adjustment                                                                (17,623)                           (17,623)
Net loss from April 1, 1996 to June 30, 1996                                                         (1,262,712)      (1,262,712)
                                                                                   ---------------------------------------------
Balance as at June 30, 1996                                                        $ (258,523)      $(14,465,450)    $(1,108,682)
                                                                                   =============================================

(*) 803,807 common shares and 5,000 Class B voting common shares have been subscribed for but remain unissued as at June 30, 1996

The accompanying notes are an integral part of these consolidated financial statements.

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
- --------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                        From inception
                                                             For 3 months ended         (May 6, 1993)
                                                                   June 30,                through
                                                          ---------------------------      June 30,
                                                             1996           1995             1996
                                                          ------------   -----------------------------
Cash flows from (used in) operating activities:
  Net loss                                                $(1,262,712)   $(1,880,977)    $(14,465,450)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation                                               27,218         29,649          262,564
    Rent, consulting and marketing services, employee
     compensation settled via the issuance of company
     shares                                                   556,505      1,468,392        4,429,306
    Changes in assets and liabilities:
        Prepaid expenses and deposits                          59,940       (201,606)        (125,678)
        Accounts receivable                                   (16,848)       (20,247)         (24,209)
        Short-term investment                                   1,080       (218,580)        (220,110)
        Inventory                                              15,919         21,130          (99,693)
        Deferred charges                                     (170,865)             -         (310,849)
        Deferred revenue                                      388,891         38,247          683,015
        Accounts payable and accrued liabilities             (123,562)      (590,751)         709,473
                                                          ------------   -----------------------------

  Net cash used in operating activities                      (524,434)    (1,354,743)      (9,161,631)
                                                          ------------   -----------------------------

Cash flows from (used in) investing activities:
  Acquisition of fixed assets                                  (8,617)         4,668         (598,562)
  Loan to shareholders                                           (443)        (2,470)        (415,081)
  Repayment of loans to shareholders                                -        138,956          356,412
  Note receivable                                                   -              -         (200,317)
  Repayment of note receivable                                      -        178,350          200,317
  Long-term investment                                              -        (10,929)      (2,301,372)
  Unwind of long-term investment                                    -              -        2,250,921
                                                          ------------   -----------------------------

  Net cash from (used in) investing activities                 (9,060)       308,575         (707,682)
                                                          ------------   -----------------------------

Cash flows from (used in) financing activities:
  Issuance of common shares                                         -      1,094,445        8,922,530
  Issuance of preferred shares                                850,000              -          850,000
  Issuance of convertible subordinated debentures                   -              -        2,189,529
  Due to shareholder                                                -              -          108,390
  Repayment to shareholder                                          -              -         (108,390)
  Share issue costs                                          (166,574)      (100,989)      (1,626,568)
                                                          ------------   -----------------------------

  Net cash from financing activities                          683,426        993,456       10,335,491
                                                          ------------   -----------------------------

Effect of exchange rate changes                               (14,233)       (10,466)        (251,635)
                                                          ------------   -----------------------------

Increase (decrease) in cash and cash equivalents during       135,699        (63,178)         214,543
  the period

Cash and cash equivalents, beginning of period                 78,844        107,091                -
                                                          ------------   -----------------------------

Cash and cash equivalents, end of period                  $   214,543    $    43,913     $    214,543
                                                          ============   =============================

Supplemental schedule of noncash financing activities
  The Company issued certain shares of its Class B voting common stock for service and for nominal values.
  See Consolidated Statement of Shareholders' Equity (Deficit)

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

INVENTORY

The inventory is stated at the lower of cost or market value with cost being determined by the average cost method. Inventory predominantly consists of raw materials as the Company fulfills its sales orders on a just in time basis, when received. No significant work-in-progress or finished goods were held by the Company at year or period end.

DEFERRED CHARGES

Deferred charges relate primarily to unamortized commissions and costs of sales and are amortized on a straight-line basis over the term of the related agreement.

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


FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company's wholly-owned Canadian subsidiary are translated at the fiscal year or period end exchange rate while revenues, expenses and cash flows are translated at average rates in effect for the period.

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



NOTE 4 - SHORT-TERM INVESTMENT:

The amount of $220,110 represents a short-term investment in 288,462 shares of Stratcomm Media Ltd., which is a publicly traded company on the Vancouver Stock Exchange, and represents less than a 4% interest in the company. The common shares owned by the Company were restricted from trading for a period of 12 months starting May 30, 1995. The investment, which is carried as available for sale, is carried at cost which approximates fair value.


NOTE 5 - PREPAID EXPENSES AND DEPOSITS:

Prepaid expenses and deposits comprise the following:

                                                    June 30,         March 31,
                                                     1996              1996
                                                    --------         --------
Marketing and celebrity                                30,248           120,992
Other                                                  78,157            47,353
                                                  ------------     -------------
                                                  $   108,405       $   168,345
                                                  ==========       ============

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DUE FROM SHAREHOLDERS:

Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE 7 - DEFERRED CHARGES:

Deferred charges consist of the following:

                                                      June 30,         March 31,
Current:                                                1996              1996
                                                     --------           --------
 Deferred sales commission                           $ 43,106           $ 47,222
 Other                                                 23,993             26,528
                                                     --------           --------
                                                     $ 67,099           $ 73,750
                                                     ========           ========
Long term:
 Deferred sales commission                           $210,150           $ 61,680
 Other                                                 33,600              4,554
                                                     --------           --------
                                                     $243,750           $ 66,234
                                                     ========           ========

NOTE 8 - FIXED ASSETS:

Property and equipment consist of the following:

                                                      June 30,         March 31,
                                                        1996              1996
                                                      --------          --------
Scanning equipment                                    $111,470          $106,471
Computer equipment                                     259,031           257,189
Computer software                                       31,832            31,988
Office furniture and equipment                          66,926            67,254
Leasehold improvements                                  66,514            66,840
Kiosk equipment                                         63,186            63,496
                                                        ------            ------
        Total original cost                            598,959           593,238
Less: Accumulated depreciation                         266,727           239,509
                                                       -------           -------
                                                      $332,232          $353,729
                                                      ========          ========

Depreciation expense for the period ended June 30, 1996 was $27,218 and was $111,070 for the year ended March 31, 1996.

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

NOTE 10 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                                        June 30,       March 31,
                                                          1996            1996
                                                        --------        --------
Director fees                                           $      0        $ 11,000
Finder fees for convertible debentures                         0          52,906
Others                                                   122,024         202,931
                                                        --------        --------
                                                        $122,024        $266,837
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

(ii) At June 30, 1996, outstanding warrants had been issued and were outstanding to acquire 15,577 exchangeable preference shares (17,348 at March 31, 1996) of the Canadian subsidiary at Canadian $14 per share. These warrants expire two years after the date of issuance.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK (CONT'D):

(iv)  (b)         The Company issued the following options and warrants:

                                                   FOR 3
                                                   MONTHS                  FOR YEAR
                                                 ENDED JUNE                  ENDED
                                                  30, 1996    EXERCISE     MARCH 31,   EXERCISE
                                                                PRICE        1996        PRICE
                                                 ------------ ----------- ------------ -----------

            OPTIONS:
              Opening                                 40,000    n/a            40,000       $7.95
                Granted during the period (*)              0                   10,000       $1.81
                Exercised during the period                0                        0         n/a
                Expired/cancelled during period            0                 (10,000)       $7.95
                                                 ------------             ------------
              Closing                                 40,000                   40,000
                                                 ============             ============


(*): 40,000 options were issued in July 1994 and 10,000 options were issued in September 1995 to non-employee directors and vest proportionately over a period of three years.


                                                    FOR 3
                                                    MONTHS                     FOR YEAR
                                                    ENDED                        ENDED
                                                   JUNE 30,       EXERCISE     MARCH 31,     EXERCISE
                                                     1996          PRICE        1996          PRICE
                                                  ------------ ----------- ------------ --------------
            WARRANTS (COMMON STOCK AND CLASS B):
              Opening                                 767,348      n/a       1,685,880            n/a
                Issued during the period                    0                  250,000          $5.00
                Exercised during the period                 0                (849,803)       Cdn$1.00
                Expired during the period             (1,771)                (318,729)      Cdn$14.00
                                                  ------------             ------------
              Closing                                 765,577                  767,348
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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK (CONT'D):

 (ix) Other capital

As at June 30, 1996, 803,807 common shares and 5,000 Class B shares have been subscribed for but remain unissued as the service for which these shares were subscribed for have yet to be received.

                                                 FOR THE PERIOD
                                            3 MONTHS ENDED JUNE 30,             FROM INCEPTION
                                                                                 (MAY 6, 1993)
                                        --------------------------------        THROUGH JUN 30,
                                             1996            1995                     1996
                                        --------------- ----------------       -------------------
OPENING,
    Marketing services not yet              $1,332,800       $1,999,200                        $0
received
    Deferred compensation costs                340,599                0                         0
    Deferred consulting costs                  280,928           87,485                         0
    Rent                                             0                0                         0
                                        --------------- ----------------       -------------------
                                            $1,954,327        2,086,685                         0

SHARES SUBSCRIBED BUT NOT ISSUED,
    Marketing services not yet                       0                0                 1,999,200
received
    Deferred compensation costs                125,182          826,875                 1,905,622
    Deferred consulting costs                        0          866,323                 1,693,023
    Rent                                             0                0                   354,465
                                        --------------- ----------------       -------------------
                                               125,182        1,693,198                 5,952,310

CHARGED TO EXPENSE AS SERVICES ARE
RECEIVED,
    Marketing services not yet                 249,900                0                   916,300
received
    Deferred compensation costs                295,481          826,875                 1,735,322
    Deferred consulting costs                   11,124          641,517                 1,423,219
    Rent                                             0                0                   354,465
                                        --------------- ----------------       -------------------
                                               556,505        1,468,392                 4,429,306

CLOSING,
    Marketing services not yet               1,082,900        1,999,200                 1,082,900
received
    Deferred compensation costs                170,300                0                   170,300
    Deferred consulting costs                  269,804          312,291                   269,804
    Rent                                             0                0                         0
                                        --------------- ----------------       -------------------
                                            $1,523,004       $2,311,491                $1,523,004
                                        =============== ================       ===================



 (x) 742,573 common shares were issued due to the conversion of subordinated debentures totalling $310,000; $1,150,000 in subordinated debentures remain outstanding as at June 30, 1996.

(xi) The Company has, from inception to present, issued shares in exchange for:
(a) employment services, (b) consulting and marketing services, and (c) consideration in lieu of rental payments.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK (CONT'D):

(xii) During April and May 1996, the Company issued 600 shares of $1,000 6% Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock is not redeemable and, except as otherwise provided by law, is non-voting. Subject to the prior right of the holders of any shares of any series of Preferred Stock ranking prior to the shares of Convertible Preferred Stock with respect to dividends, the holders of the Convertible Preferred Stock are entitled to receive when, as and if declared by the Board of
Directors: (i) quarterly dividends payable in cash out of funds legally available for such purpose on the last day of July 1996 and October 1996 (each such date being referred to herein as a "Quarterly Dividend Payment Date") at an annual rate of $60 per share; or, (ii) at the sole option of the Company, quarterly dividends payable on each Quarterly Dividend Payment Date in additional shares of Convertible Preferred Stock at an annual rate of 0.06 additional shares per share of Convertible Preferred Stock then outstanding.

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

For three months ended June 30, 1996, the Company paid $110,500 to a third party as finders fees in connection with the Company's private equity placement of the convertible preferred stock and the amoount are included as a reduction in paid-in capital.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK (CONT'D):

(xiii) As at June 30, 1996, 1,611,156 common shares were issued due to the conversion of 500 shares of convertible preferred stock totalling $500,000.

NOTE 12 - COMMITMENTS:

LEASES

The Company has a lease agreement for its current office premises. The term of the lease is ten years which commenced January 1, 1994 and requires payment of an annual base rent of $22,000 for the first five years and thereafter market value less 20%. In addition, the Company is required to pay its share of property taxes and all operating costs.

Rental expense for three months ended June 30, 1996 amounted to $45,068 and $233,705 for the year ended March 31, 1996.

EXCLUSIVE DISTRIBUTION RIGHTS

The Company amended its arrangement with Symbol Technologies Inc. for the exclusive right to use its PDF bar code scanning technology in Canada, the United States and Europe. The commitment under this arrangement is as follows:

                                       Units                       Amount
                              -----------------------    -----------------------

         1996                          830                        $554,000

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

NOTE 12 - COMMITMENTS (CONT'D):

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

                  Number of Subscribers                       Per Capita Amount
                  ---------------------                       -----------------

                     0 - 1,000,000                                 $0.20
                     1,000,001 - 5,000,000                         $0.10
                     More than 5,000,000                           $0.075

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

The Company currently retains certain key management personnel under contract. Included in expenses are consulting and management fees paid under the aforementioned contracts totalling, in the aggregate, $93,868 for three months ended June 30, 1996 and $589,390 for the year ended March 31, 1996.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS (CONT'D):

Finders fees amounting to $25,870 for three months ended June 30, 1996 and $Nil for the year ended March 31, 1996 paid to related parties in connection with the Company's private equity placement are included as a reduction in paid-in capital.

Commissions amounting to $Nil for three months ended June 30, 1996 and $85,646 for the year ended March 31, 1996 were paid to related parties in connection with the issuance of convertible subordinated debentures.

See also Note 11(iv) and (vii).


NOTE 14 - INCOME TAXES:

The estimated deferred tax asset of $3,510,000 and $3,696,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to June 30, 1996 and March 31, 1996 respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $10,036,000 expire starting in 2001; the benefit of these losses has not been reflected in these consolidated financial statements.

                                               June 30,               March 31,
                                                 1996                   1996
                                              -----------           -----------

Deferred tax liabilities                      $         0           $         0
Deferred tax assets
         Net operating losses                   3,510,000             3,696,000
                                              -----------           -----------
                                                3,510,000             3,696,000
Valuation allowance                            (3,510,000)           (3,696,000)
                                              -----------           -----------
                                              $         0           $         0
                                              ===========           ===========

The valuation allowance decreased by $186,000 during three months ended June 30, 1996.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CONVERTIBLE SUBORDINATED DEBENTURES:

The Company has outstanding at June 30, 1996 convertible subordinated debentures in the amount of $1,150,000 bearing interest at 15% annually, which are repayable within one year. The interest payments are payable monthly in advance. The principal amount may be converted, at the holder's option, into shares of the Company's common stock, in whole or in part, beginning on October 1, 1995 at a conversion price as shown below. The debentures are subordinated to all other indebtedness incurred by the Company. The following lists the conversion rates:

                                                                                        No. of shares
         Principal                  Conversion rate                                     on conversion
         ---------                  ---------------                                     -------------
         $   420,000               $0.4375 per share of common stock                      960,002
              375,000              $0.9375 per share of common stock                      400,000
              125,000              $1.00 per share of common stock                        125,000
               30,000              $1.06 per share of common stock                         28,302
               70,000              $1.0625 per share of common stock                       65,883
               30,000              $1.10 per share of common stock                         27,273
               75,000              $1.20 per share of common stock                         62,499
               25,000              $1.25 per share of common stock                         20,000
         ------------                                                                   ----------
           $1,150,000                                                                   1,688,959
           ==========                                                                   ==========

Total interest paid and included in general and administrative expenses is $88,739 for three months ended June 30, 1996 and $181,311 for year ended March 31, 1996.


NOTE 16 - SUBSEQUENT EVENTS:

Of the warrants issued since inception to acquire exchangeable preference shares of the Canadian subsidiary at Canadian $14 per share, there remain only 9,006 outstanding as 6,571 warrants have expired since June 30, 1996. As described in
Note 11 (ii), these warrants expire two years after the date of issuance.

Subsequent to June 30, 1996, the Company issued 1,426,636 shares of Common Stock of which 402,852 shares were issued upon conversion of $100,000 of Series A Convertible Preferred Stock and 1,023,784 shares issued upon conversion of $250,000 Series B Convertible Preferred Stock. See note 11 (xii).

Subsequent to June 30, 1996, the Company sold 200 shares of Series B Convertible Preferred Stock for a consideration of $200,000.

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

OVERVIEW

         Prior to the Reorganization effective July 12, 1994, Tracker U.S. (then Ultra Capital Corp.) had been inactive for the preceding several years and had conducted no significant operations or activities. Tracker Canada, which originated the present line of business, had its inception on May 6, 1993. During the period from inception to September 30, 1994, the Company was engaged in organizational efforts, including the hiring of technical and management personnel. During that time, the Company focused on the research and development of advanced bar code and laser scanning technology, entered into agreements or understandings with key suppliers, prepared the business and marketing plan, programmed the software and filed for patent and trademark protection in Canada and the United States. The Company is a development stage company that has developed and begun to market, sell and operate a personal property identification and recovery system and a card registration service. The Company launched its personal property identification and recovery service in a limited test market in Toronto, Canada in October 1994 and is slowly continuing to expand its service throughout Canada. The Company recently began test marketing in the United States and has begun to introduce its service to various communities in the United States. The Company offers its services through diverse marketing channels such as joint promotional partners (i.e., Samsonite Canada, Inc.), selected retailers (i.e., Sony of Canada Ltd.), direct response (i.e., Donnelley Marketing, Inc. distribution of a 4.5 million piece drop in May 1996), door-to-door canvassing (i.e., the Company's Child ID representatives), telemarketers (i.e., Datatrack, Inc., Sitel Canada, Inc. and PR Response, Inc. selling the Company's new card registration service) and network referral marketers (i.e., Tracker Referral Network International, Inc. selling home-based business opportunities utilizing the Company's products and services).

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

                  Number of
                  Subscribers                        Per Capita Amount
                  -----------                        -----------------
                  0 - 1,000,000                      $0.20 (20 cents)
                  1,000,001 - 5,000,000              $0.10 (10 cents)
                  More than 5,000,000                $0.075 (7.5 cents)

         During the three months ended June 30, 1996, the Company incurred a net loss of $1,262,712 and, at the end of such period, had an accumulated deficit of $14,465,450. The Company expects to continue to incur losses through at least March 31, 1997. From the date of inception (May 6, 1993) through June 30, 1996, the Company had realized revenues of $182,581. Although the Company has begun to achieve ongoing significant cash flows (approximately $150,000 per month from January 1996 to June 1996 and $300,000 per month since June 30, 1996), the Company will require additional capital in order to implement its business plan in the manner contemplated. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company. See "Capital Requirements" below.

         Historical financial information prior to the Reorganization effective July 12, 1994 is that of Tracker Canada. Revenue for Company services is recognized on a straight-line basis over the term of service offered (presently 12 to 60 months). Amounts received for which service has not yet been provided are recorded as DEFERRED REVENUE. As at June 30, 1996 the amount of deferred revenue (current and long term) was $683,015 compared with $294,124 as at March 31, 1996.


RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995. During the three months ended June 30, 1996, the Company had net revenues of $65,872 as compared to $15,905 net revenues for the three months ended June 30, 1995. Cost of goods sold for the three months ended June 30, 1996 was $13,545 as compared to $8,460 for the three months ended June 30, 1995. This resulted in a gross profit of $52,327 for the three months ended June 30, 1996 as compared to $7,445 gross profit for the three months ended June 30, 1995.

         During the three months ended June 30, 1996, the Company incurred a net loss of $1,262,712 as compared to a net loss of $1,880,977 for the three months ended June 30, 1995. These losses included total development costs in the amount of $1,315,039 for the three months ended June 30, 1996 as compared to $1,888,422 for the three months ended June 30, 1995. These development costs consisted of operational costs of $144,083 for the three months ended June 30, 1996 as compared to $181,152 for the three months ended June 30, 1995, information systems costs of $60,545 for the three months ended June 30, 1996 as compared to $68,744 for the three months ended June 30, 1995, sales and marketing costs of $563,683 for the three months ended June 30, 1996 as compared to $(195,516) for the three months ended June 30, 1995, and general and administrative costs of $546,728 for the three months ended June 30, 1996 as compared to $1,834,042 for the three months ended June 30, 1995.

         Included in the deficit for the three months ended June 30, 1996 are non-operating expenditures in the amount of (1) $88,739 in interest expense incurred as a result of raising capital through convertible debentures; (2) $45,000 relating to finders fees for raising capital through placement of convertible preferred stock (3) $351,868 of ongoing costs reflecting non-cash outlays and monthly adjustments for prepaid expenditures being utilized and expensed, which include (a) $340,744 associated with the development of the Company's direct selling commercial through its contract with The L.L. Knickerbocker Company and the costs associated with fees to cover its celebrity spokesperson, Angie Dickinson, and (b) $11,124 associated with the services provided under the Amerasia contract; (4) $15,500 associated with the non-cash outlay relating to the issuance of 34,445 shares of Common Stock, restricted as to transferability, to certain outside directors of the Company; and (5) $170,469 associated with the non-cash outlay relating to the issuance of 770,000 shares of Common Stock to six key employees and one director as payment in lieu of prior accrued salaries and fees and as an advance of their salaries and fees through September 30, 1996. The Company is continuing in its efforts to minimize its operating cash "burn" rate.


LIQUIDITY AND CAPITAL RESOURCES

         From inception at May 6, 1993 through June 30, 1996, the Company has received approximately $10,335,491 in net cash from financing activities, some of which activities are noted below.

         During the three months ended June 30, 1996, the Company's net cash used in operations was $524,434 as compared to $1,354,743 for the three months ended June 30, 1995. The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, a card registration service, labels, packaging, marketing and advertising materials and plans, the development of a scanning network, and initial sales and promotional commitments leading and subsequent to the Canadian market launch in October 1994 and the buildup for the launch into the United States.

         As of June 30, 1996, the Company had total current assets of $734,059 as compared to $665,102 at March 31, 1996. Current assets consisted of cash in the amount of $214,543 as of June 30, 1996 as compared to $78,844 at March 31, 1996, short-term investments in the amount of $220,110 as of June 30, 1996 as compared to $221,190 at March 31, 1996, accounts receivable in the amount of $24,209 as of June 30, 1996 as compared to $7,361 at March 31, 1996, prepaid expenses and deposits in the amount of $108,405 as of June 30, 1996 as compared to $168,345 at March 31, 1996, inventories in the amount of $99,693 as of June 30, 1996 as compared to $115,612 at March 31, 1996, and current deferred charges in the amount of $67,099 as of June 30, 1996 as compared to $73,750 at March 31, 1996. As of June 30, 1996, the Company had amount due from stockholders in the amount of $58,669 as of March 31, 1996 as compared to $58,226 at June 30, 1996, long-term deferred charges totaling $243,750 as compared to $66,234 at March 31, 1996, net fixed assets totaling $332,232 as compared to $353,729 at June 30, 1996, and long-term investments in the amount of $50,451 as compared to $50,451 at March 31, 1996. As of June 30, 1996, the Company had liabilities of $2,055,784 as compared to $2,393,631 at March 31, 1996. Such liabilities consisted of accounts payable in the amount of $572,804 as of June 30, 1996 as compared to $551,553 at March 31, 1996, accrued liabilities in the amount of $122,024 as of June 30, 1996 as compared to $266,837 at March 31, 1996, deferred revenues in the amount of $210,956 as of June 30, 1996 as compared to $115,241 at March 31, 1996, and convertible subordinated debentures in the amount of $1,150,000 as of June 30, 1996 as compared to $1,460,000 at March 31, 1996. The
Company had long-term deferred revenues in the amount of $472,059 as of June 30, 1996 as compared to $178,883 at March 31, 1996.

         As of June 30, 1996 and March 31, 1996, respectively, the Company had accumulated deficits of $14,465,450 and $13,202,738. To date, the Company has financed its research and development activities and operations primarily through the private placement by Tracker U.S. of First Series Convertible Debentures aggregating $1,000,000 from July to October 1995, the private placement by Tracker U.S. of Second Series Convertible Debentures aggregating $1,189,529 through March 1996, the sale by Tracker U.S. of a total of 1,810,000 shares of Common Stock in private placements, and the sale by Tracker U.S. pursuant to Regulation S under the Securities Act of 850 shares of Preferred Stock for $850,000 during April and May 1996.

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

         The Company has a short-term investment, recorded at the Company's original cost of $220,110 (CDN $1.04 per share), in 288,462 shares of Stratcomm Media Ltd. ("Stratcomm"). The Company was contractually prohibited from selling such shares until May 30, 1996, and, therefore, could not recover its investment in such shares until that date. Absent any unforeseen circumstance such as a significant decline in the price of the Stratcomm stock, the Company intends to sell the Stratcomm shares as soon as possible in order to improve its liquidity.

         In July 1994 and January 1995, the Company entered into two separate agreements to acquire interests in other companies, Page-Direct Ltd. ("Page-Direct") and C.E.M. Centry Electronic Monitoring Corporation ("Centry"), which management believed at that time could enhance the Company's infrastructure and marketing capabilities. As further described in "Aborted Acquisitions; Acquisition Policy," these investments were subsequently aborted without burdening the Company's cash flows too significantly. Management is now focusing its attention on its core businesses. Long-term and short-term cash needs of the Company are more fully described in "Capital Requirements" below.

CAPITAL REQUIREMENTS

         Although the Company has been generating gross cash flows of approximately $150,000 per month from January 1996 to June 1996 and $300,000 per month since June 30,1996, the Company will require additional capital in order to continue the Canadian and United States roll-outs and otherwise implement its business plan in the manner contemplated. The acquisition of equipment, establishment of distribution channels and conduct of a comprehensive marketing and advertising campaign are crucial to the Company's success. The Company will require additional debt or equity funding to conduct and complete such activities. No assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all. If the Company does not receive sufficient funding on acceptable terms, this could prevent or delay the marketing, sale and operation of the Company's services and may have a material adverse effect on the Company's business, operating results and financial condition.

         Management is attempting to obtain additional debt or equity funding and trying to mitigate the need for such additional funding. One critical element in management's plan to overcome the Company's present financial condition is to raise additional debt or equity funding as needed through private placements or other exempt offerings. For example, the Company raised $2,189,529 in the second half of calendar 1995 and early calendar 1996 through the sale of Convertible Debentures and raised $850,000 in April and May 1996 and $200,000 in August 1996 through the sale of Convertible Preferred Stock. Although no assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all, management believes it is likely that the Company will be able to obtain sufficient funding to support its operations and its planned marketing and advertising campaign during the twelve months following March 31, 1996.

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

                                     PART II

                                OTHER INFORMATION

- --------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------------

EXHIBITS

No exhibits are filed with this report Form 10-Q for the three months ended June 30, 1996.

NUMBER             DESCRIPTION

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

   10.26* Agreement Between The International Association of Chiefs of Police and The Tracker Corporation dated February 13, 1996

   10.27* Letter agreement dated January 26, 1996 between The Tracker Corporation and Consumers Distributing Inc.

   10.28* The Tracker Corp./Tracker Referral Network, Int'l Marketing Agreement dated April 8, 1996 between The Tracker Corporation and Tracker Referral Network, Int'l

   10.29* Letter agreement dated March 7, 1996 between The Tracker Corporation and Samsonite Canada Inc.

   10.30* Letter agreement dated March 22, 1996 between The Tracker Corporation and Sony of Canada Ltd.

   10.31* Lead Generation/Corporate Relations Agreement dated November 20, 1995 between The Tracker Corporation and Corporate Relations Group, Inc., as amended by Amendment to the Marketing Agreement between the Registrant and Corporate Relations Group, Inc. dated December 5, 1995

   10.32* Independent Contractor Agreement between The Tracker Corporation and Datatrack Inc. dated January 12, 1996

   10.33* Services Agreement and Registration Rights Agreement and Options Agreement dated July 10, 1996 between the Registrant and Merchant Partners, L.P.

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

- -------------------
+ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 12, 1994.

++ Incorporated by reference from the Registrant's Current Report on Form 8-KA dated February 28, 1995 (filed March 15, 1995).

+++ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 29, 1994 (filed August 12, 1994).

++++ Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-99686).

* Incorporated by reference from the Registrant's Report on Form 10-K dated March 31, 1996 (filed July 15, 1996).

REPORTS ON FORM 8-K

         During the quarter ended June 30, 1996, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         Date:    August 14, 1996

                              THE TRACKER CORPORATION OF AMERICA,
                              a Delaware corporation



                              By:   /s/ Mark J. Gertzbein
                                   -----------------------------------
                                    Mark J. Gertzbein, Secretary and Treasurer
                                   (Principal Accounting and Financial Officer)