Form 10-Q
period 1996-09-30
TRACKER CORP OF AMERICA
filed 1996-11-14
CIK 789853

Date Filed:  November 14, 1996

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............... to ...............

Commission file number 0-24944


                       THE TRACKER CORPORATION OF AMERICA
               (Exact name of Registrant as specified in charter)


         DELAWARE                                                86-0767918
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


180 DUNDAS STREET WEST, SUITE 1502,TORONTO, ONTARIO, CANADA         M5G 1Z8
(Address of principal executive offices)                           (Zip Code)

                                 (416) 595-6222
              (Registrant's telephone number, including area code)

                                 Not Applicable
   (Former name, former address, and former fiscal year, if changed since last report)

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

         As of November 12, 1996, the Registrant had outstanding 15,567,498 shares of common stock, par value $0.001 per share, and 5,040,119 shares of the Registrant's Class B voting common stock, no par value.

                                     PART I

                              FINANCIAL INFORMATION

--------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
--------------------------------------------------------------------------------

         The Tracker Corporation of America (the "Registrant") files herewith consolidated balance sheets of the Registrant as of September 30, 1996, and March 31, 1996, and the related consolidated statements of operations for the three and six month periods ended September 30, 1996 and 1995, respectively, and the consolidated shareholders' equity (deficit) for the six month period ended September 30, 1996, and for the period from inception (May 6, 1993) through September 30, 1996 and consolidated statement of cash flows for the six month period ended September 30, 1996 and 1995, respectively, and for the period from inception (May 6, 1993) through September 30, 1996. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-K for the year ended March 31, 1996.

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

THE TRACKER
CORPORATION
OF AMERICA

(A DEVELOPMENT
STAGE COMPANY)


CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 1996

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET

                                                                                      September 30,        March 31,
                                                                                         1996                1996
                                                                                     ------------        ------------
                                                                                     (Unaudited)           (Audited)
                                     Assets
Current assets
  Cash and cash equivalents                                                          $    162,279        $     78,844
  Short-term investment                                                                   199,989             221,190
  Accounts receivable                                                                     126,591               7,361
  Prepaid expenses and deposits                                                            59,362             168,345
  Inventory                                                                                83,553             115,612
  Deferred charges                                                                        506,184              73,750
                                                                                     ------------        ------------
       Total current assets                                                             1,137,958             665,102

Due from shareholders                                                                      59,972              58,226
Deferred charges                                                                          532,940              66,234
Fixed assets (net)                                                                        319,021             353,729
Long-term investment                                                                       50,451              50,451
                                                                                     ------------        ------------

       Total assets                                                                  $  2,100,342        $  1,193,742
                                                                                     ============        ============


                                  Liabilities & Shareholders' Equity (Deficit)

Current liabilities
  Accounts payable                                                                   $    599,988        $    551,553
  Accrued liabilities                                                                     127,854             266,837
  Deferred revenue                                                                        982,381             115,241
  Convertible subordinated debentures                                                   1,100,000           1,460,000
                                                                                     ------------        ------------
    Total current liabilities                                                           2,810,223           2,393,631

Deferred revenue                                                                          779,097             178,883

Commitments (Note 12)

Shareholders' equity (deficit)
  $1000 6% Convertible preferred stock, $.001 par value, 500,000 shares
    authorized, 200 (Nil - March 31, 1996) shares issued and outstanding                     --                  --

  Common stock, $.001 par value, 30,000,000 shares authorized,
     11,840,342(6,130,929 - March 31, 1996) shares issued and outstanding                  11,840               6,131

  Class B voting common stock, $0.00000007 par value, 20,000,000
    shares authorized, 5,063,662 (6,126,362 - March 31, 1996) issued                         --                  --
    and outstanding

  Paid-in capital                                                                      15,482,388          14,013,062
  Other capital                                                                        (1,248,628)         (1,954,327)
  Accumulated deficit                                                                 (15,425,672)        (13,202,738)
  Cumulative translation adjustment                                                      (308,906)           (240,900)
                                                                                     ------------        ------------

    Total shareholders' equity (deficit)                                               (1,488,978)         (1,378,772)
                                                                                     ------------        ------------


    Total liabilities and shareholders' equity (deficit)                             $  2,100,342        $  1,193,742
                                                                                     ============        ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
--------------------------------------------------------------------------------



                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                                  For the period
                                        ------------------------------------------------------------------
                                                3 months ended                     6 months ended            From Inception
                                                 September 30,                      September 30,             (May 6, 1993)
                                        ------------------------------------------------------------------       through
                                            1996              1995              1996              1995        Sept. 30, 1996
                                        ------------------------------------------------------------------------------------
Revenue                                 $    178,016      $     28,361      $    243,888      $     44,266      $    360,597

Cost of sales                                101,062             9,606           114,607            18,066           158,866
                                        ------------------------------------------------------------------------------------

Gross profit                                  76,954            18,755           129,281            26,200           201,731
                                        ------------------------------------------------------------------------------------

Development Costs
  Operational                                141,747           154,076           285,830           335,228         1,715,651
  Information systems                         58,525            68,177           119,070           136,921         1,005,116
  Sales and marketing                        218,438           299,063           782,121           103,547         4,156,871
  General and administrative                 618,466           750,364         1,165,194         2,584,406         8,749,765
                                        ------------------------------------------------------------------------------------

Total development costs                    1,037,176         1,271,680         2,352,215         3,160,102        15,627,403
                                        ------------------------------------------------------------------------------------


Net loss applicable to common stock     $   (960,222)     $ (1,252,925)     $ (2,222,934)     $ (3,133,902)     $(15,425,672)
                                        ====================================================================================



Loss per share of common stock          $      (0.06)     $      (0.12)     $      (0.15)     $      (0.31)     $      (1.77)
                                        ====================================================================================


Weighted average number of shares
   outstanding                            15,995,255        10,468,060        14,434,789         9,996,777         8,733,029
                                        ====================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                                                                   From inception
                                                                     For 6 months ended             (May 6, 1993)
                                                                        September 30,                  through
                                                              --------------------------------         Sept. 30,
                                                                  1996                1995                1996
                                                              ------------        --------------------------------
Cash flows from (used in) operating activities:
  Net loss                                                    $ (2,222,934)       $ (3,133,902)       $(15,425,672)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation                                                    56,182              60,180             291,528
    Rent, consulting and marketing services, employee
     compensation settled via the issuance of company
     shares                                                        994,668           1,785,411           4,867,469
    Changes in assets and liabilities:
        Prepaid expenses and deposits                              108,983            (260,101)            (76,635)
        Accounts receivable                                       (119,230)             (2,053)           (126,591)
        Short-term investment                                       21,201            (222,480)           (199,989)
        Debentures receivable                                         --              (205,000)               --
        Inventory                                                   32,059             (20,436)            (83,553)
        Deferred charges                                          (899,140)               --            (1,039,124)
        Deferred revenue                                         1,467,354              55,243           1,761,478
        Accounts payable and accrued liabilities                   (90,548)           (742,647)            742,487
                                                              ------------        --------------------------------

  Net cash used in operating activities                           (651,405)         (2,685,785)         (9,288,602)
                                                              ------------        --------------------------------

Cash flows from (used in) investing activities:
  Acquisition of fixed assets                                      (18,739)             (1,271)           (608,684)
  Loan to shareholders                                              (1,746)             (4,164)           (416,384)
  Repayment of loans to shareholders                                  --               138,956             356,412
  Note receivable                                                     --                  --              (200,317)
  Repayment of note receivable                                        --               178,350             200,317
  Long-term investment                                                --               (12,687)         (2,301,372)
  Unwind of long-term investment                                      --                  --             2,250,921
                                                              ------------        --------------------------------

  Net cash from (used in) investing activities                     (20,485)            299,184            (719,107)
                                                              ------------        --------------------------------

Cash flows from (used in) financing activities:
  Issuance of common shares                                           --             1,177,445           8,922,530
  Issuance of preferred shares                                   1,050,000                --             1,050,000
  Issuance of convertible subordinated debentures                     --             1,430,000           2,189,529
  Due to shareholder                                                  --                  --               108,390
  Repayment to shareholder                                            --                  --              (108,390)
  Share issue costs                                               (224,741)           (161,809)         (1,684,735)
                                                              ------------        --------------------------------

  Net cash from financing activities                               825,259           2,445,636          10,477,324
                                                              ------------        --------------------------------

Effect of exchange rate changes                                    (69,934)             11,845            (307,336)
                                                              ------------        --------------------------------

Increase (decrease) in cash and cash equivalents during             83,435              70,880             162,279
  the period

Cash and cash equivalents, beginning of period                      78,844             107,091                --
                                                              ------------        --------------------------------

Cash and cash equivalents, end of period                      $    162,279        $    177,971        $    162,279
                                                              ============        ================================




Supplemental schedule of noncash financing activities
  The Company issued certain shares of its Class B voting common stock for service and for nominal values.
  See Consolidated Statement of Shareholders' Equity (Deficit)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
--------------------------------------------------------------------------------
                   CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
                                   (Unaudited)



                                                                                           SHARES                  AMOUNTS
                                                                             ----------------------------------  -------------

                                                                                                       Class B
                                                                              Preferred     Common     Common      Preferred
                                                                               Stock        Stock       Stock        Stock
                                                                             ----------------------------------  -------------

Shares issued to officers at inception (Cash - $Nil)                                                  5,089,286  $      --

Shares issued for cash (Cash - $4,714,188)                                                              884,729

Shares issued in lieu of rent  (note 11-xi) (Cash - $Nil)                                                60,871

Share issue costs

Translation adjustment

Net loss
                                                                             ----------------------------------  -------------
Balance at March 31, 1994                                                                             6,034,886         --
                                                                             ----------------------------------  -------------

Shares issued for cash (Cash - $1,175,797)                                                              234,517

Shares issued in lieu of rent  (note 11-xi) (Cash - $Nil)                                                 5,777

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                           739,219

Shares issued  from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash -$1,505,000)                        860,000
Share proceeds to be received subsequent to March 31, 1995

Shares issued for consulting and marketing services (note 12) (Cash-$Nil)                825,000         78,005
Less: consulting and marketing services not yet received                                (814,583)*

Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                                    500,000

Shares issued to employees for employment services (note 11-xi) (Cash-$Nil)                              25,063

Share issue costs

Translation adjustment

Net loss
                                                                             ----------------------------------  -------------
Balance at March 31, 1995                                                      --      2,109,636      6,378,248         --
                                                                             ----------------------------------  -------------
                                                                                                         AMOUNTS
                                                                             -------------------------------------------------------
                                                                                           Paid-in
                                                                                          Capital in                  Cumulative
                                                                               Common       Excess          Other     Translation
                                                                                Stock       of Par         Capital    Adjustment
                                                                             -------------------------------------------------------

Shares issued to officers at inception (Cash - $Nil)                         $      --     $      --     $      --     $      --

Shares issued for cash (Cash - $4,714,188)                                                   4,714,188

Shares issued in lieu of rent  (note 11-xi) (Cash - $Nil)                                      324,344

Share issue costs                                                                             (466,142)

Translation adjustment                                                                                                    (129,098)

Net loss
                                                                             -------------------------------------------------------
Balance at March 31, 1994                                                           --       4,572,390          --        (129,098)
                                                                             -------------------------------------------------------

Shares issued for cash (Cash - $1,175,797)                                                   1,175,797

Shares issued in lieu of rent  (note 11-xi) (Cash - $Nil)                                       30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                       739          (639)

Shares issued  from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash -$1,505,000)                    860     2,900,840
Share proceeds to be received subsequent to March 31, 1995                                    (819,459)

Shares issued for consulting and marketing services (note 12) (Cash-$Nil)            825     2,204,153
Less: consulting and marketing services not yet received                            (815)                 (2,086,685)

Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                                500       349,500

Shares issued to employees for employment services (note 11-xi) (Cash-$Nil)                     74,409

Share issue costs                                                                             (779,495)

Translation adjustment                                                                                                    (159,026)

Net loss
                                                                             -------------------------------------------------------
Balance at March 31, 1995                                                          2,109     9,707,617    (2,086,685)     (288,124)
                                                                             -------------------------------------------------------

                                                                                     Amounts
                                                                             ---------------------------
                                                                             Deficit Accumulated
                                                                                  During
                                                                                Development
                                                                                   Stage        Total
                                                                             ---------------------------

Shares issued to officers at inception (Cash - $Nil)                           $      --     $      --

Shares issued for cash (Cash - $4,714,188)                                                     4,714,188

Shares issued in lieu of rent  (note 11-xi) (Cash - $Nil)                                        324,344

Share issue costs                                                                               (466,142)

Translation adjustment                                                                          (129,098)

Net loss                                                                        (2,043,425)   (2,043,425)
                                                                             ---------------------------
Balance at March 31, 1994                                                       (2,043,425)    2,399,867
                                                                             ---------------------------

Shares issued for cash (Cash - $1,175,797)                                                     1,175,797

Shares issued in lieu of rent  (note 11-xi) (Cash - $Nil)                                         30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                                       100

Shares issued  from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash -$1,505,000)                              2,901,700
Share proceeds to be received subsequent to March 31, 1995                                      (819,459)

Shares issued for consulting and marketing services (note 12) (Cash-$Nil)                      2,204,978
Less: consulting and marketing services not yet received                                      (2,087,500)

Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                                            350,000

Shares issued to employees for employment services (note 11-xi) (Cash-$Nil)                       74,409

Share issue costs                                                                               (779,495)

Translation adjustment                                                                          (159,026)

Net loss                                                                        (5,068,583)   (5,068,583)
                                                                             ---------------------------
Balance at March 31, 1995                                                       (7,112,008)      222,909
                                                                             ---------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
--------------------------------------------------------------------------------
                   CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
                                   (Unaudited)



                                                                                                  SHARES
                                                                                    ------------------------------------

                                                                                                                 Class B
                                                                                    Preferred     Common          Common
                                                                                      Stock       Stock           Stock
                                                                                    ------------------------------------
Share proceeds received re Regulation S offering
   made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued                                                    14,582*
   before March 31, 1995  (note 11-xi) (Cash -  $Nil)

Marketing services received re shares issued                                                    266,664*
    to LL Knickerbocker Co. (note 12) (Cash -  $Nil)

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

Share issue cost from April 1, 1995 to March 31, 1996

Translation adjustment

Net loss from April 1, 1995 to March 31, 1996
                                                                                 --------------------------------------
Balance as at March 31, 1996                                                         --       6,130,929       6,126,362
                                                                                 ======================================

                                                                                                      AMOUNTS
                                                                                  --------------------------------------------
                                                                                                                  Paid in
                                                                                                                 Capital in
                                                                                  Preferred       Common           Excess
                                                                                    Stock          Stock           of Par
                                                                                  --------------------------------------------
Share proceeds received re Regulation S offering                                  $       --    $       --     $    819,459
   made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued                                                             14
   before March 31, 1995  (note 11-xi) (Cash -  $Nil)

Marketing services received re shares issued                                                             265
    to LL Knickerbocker Co. (note 12) (Cash -  $Nil)

Shares issued to Directors as compensation  (note 11-xi) (Cash - $Nil)                                    99         86,402

Shares issued to Amerasia for marketing services (note 11-xi) (Cash - $Nil)                                          44,496
Less: services not yet received

Shares cancelled (Cash - $Nil)                                                                             1             (1)

Shares issued pursuant to S-8 for employees, consultants and                                             770        769,230
     a director (note 11-vii) (Cash - $Nil)
Less: employment and consulting services not yet received                                               (341)

Shares issued to R. Zuk (Cash - $83,000)                                                                 200        199,800
Less: shares proceeds to be received                                                                               (117,000)

Share proceeds received from private placement (Cash - $250,000)                                         250        249,750

Shares issued upon exercise of warrants at Canadian $1 per share                                                    619,166
   (Cash - $619,166)

Shares issued to officers (note 11-iv) (Cash - $Nil)                                                     630        826,245

Shares issued to a consultant (note 11-xi) (Cash - $Nil)                                                   8          9,836

Shares issued for investor relation services (note 11-vi) (Cash - $Nil)                                  200        262,300
Less: services not yet received                                                                         (200)

Shares issued to employees for employment services (note 11-xi)                                                      22,716
   (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)                                               1,134         (1,134)

Shares issued for conversion from debenture holders (Cash -$Nil)                                         992        728,537

Share issue cost from April 1, 1995 to March 31, 1996                                                              (214,357)

Translation adjustment

Net loss from April 1, 1995 to March 31, 1996
                                                                                  -----------------------------------------
Balance as at March 31, 1996                                                      $       --    $      6,131   $ 14,013,062
                                                                                  =========================================

                                                                                                   AMOUNTS
                                                                            -------------------------------------------------------
                                                                                                     Deficit Accumulated
                                                                                         Cumulative        During
                                                                              Other      Translation     Development
                                                                             Capital     Adjustment         Stage            Total
                                                                            -------------------------------------------------------
Share proceeds received re Regulation S offering                                  --     $       --     $       --     $    819,459
   made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued                                   87,486                                       87,500
   before March 31, 1995  (note 11-xi) (Cash -  $Nil)

Marketing services received re shares issued                                   666,400                                      666,665
    to LL Knickerbocker Co. (note 12) (Cash -  $Nil)

Shares issued to Directors as compensation  (note 11-xi) (Cash - $Nil)                                                       86,501

Shares issued to Amerasia for marketing services (note 11-xi) (Cash - $Nil)                                                  44,496
Less: services not yet received                                                (18,630)                                     (18,630)

Shares cancelled (Cash - $Nil)                                                                                                 --

Shares issued pursuant to S-8 for employees, consultants and                                                                770,000
     a director (note 11-vii) (Cash - $Nil)
Less: employment and consulting services not yet received                     (340,598)                                    (340,939)

Shares issued to R. Zuk (Cash - $83,000)                                                                                    200,000
Less: shares proceeds to be received                                                                                       (117,000)

Share proceeds received from private placement (Cash - $250,000)                                                            250,000

Shares issued upon exercise of warrants at Canadian $1 per share                                                            619,166
   (Cash - $619,166)

Shares issued to officers (note 11-iv) (Cash - $Nil)                                                                        826,875

Shares issued to a consultant (note 11-xi) (Cash - $Nil)                                                                      9,844

Shares issued for investor relation services (note 11-vi) (Cash - $Nil)                                                     262,500
Less: services not yet received                                               (262,300)                                    (262,500)

Shares issued to employees for employment services (note 11-xi)                                                              22,716
   (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)                                                                         --

Shares issued for conversion from debenture holders (Cash -$Nil)                                                            729,529

Share issue cost from April 1, 1995 to March 31, 1996                                                                      (214,357)

Translation adjustment                                                                         47,224                        47,224

Net loss from April 1, 1995 to March 31, 1996                                                             (6,090,730)    (6,090,730)
                                                                           --------------------------------------------------------
Balance as at March 31, 1996                                               $(1,954,327)  $   (240,900)  $(13,202,738)  $ (1,378,772)
                                                                           ========================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
--------------------------------------------------------------------------------
                   CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
                                   (Unaudited)





                                                                                                           SHARES
                                                                                             ------------------------------------

                                                                                                                        Class B
                                                                                             Preferred     Common       Common
                                                                                               Stock       Stock        Stock
                                                                                             ------------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)                                                      100,000*

Shares issued to Directors as compensation  (note 11-xi) (Cash - $Nil)                                     34,445

Marketing services received from Amerasia (note 11-xi) (Cash - $Nil)                                                       7,500*

Employment and consulting services received re S-8 (note 11-vii) (Cash - $Nil)                            170,469*

Shares issued for conversion from debenture holders (note 11-x) (Cash -$Nil)                              742,573

Preferred shares issued from private placement (note 11-xii) (Cash - $850,000)                 850

Common shares issued for conversion from preferred stockholder (note 11-xiii)                 (500)     1,611,156
  (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)                                                  929,100       (929,100)

Shares issued to employees for employment services (note 11-xi) (Cash-$Nil)                                24,000

Shares issued in lieu of finder fee for debenture holders (note 11-xi) (Cash -$Nil)                        52,906

Shares issued in lieu of finder fee for preferred stockholders (note 11-xi) (Cash -$Nil)                  112,500

Share issue cost from April 1, 1996 to June 30, 1996

Translation adjustment

Net loss from April 1, 1996 to June 30, 1996
                                                                                             ------------------------------------
Balance as at June 30, 1996                                                                    350      9,908,078      5,204,762
                                                                                             ------------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)                                                      100,000*

Marketing services received from Amerasia (note 11-xi) (Cash - $Nil)                                                       5,000*

Employment and consulting services received re S-8 (note 11-vii) (Cash - $Nil)                            170,469*

Shares issued for conversion from debenture holders (note 11-x) (Cash -$Nil)                               47,059

Preferred shares issued from private placement (note 11-xii) (Cash - $200,000)                 200

Common shares issued for conversion from preferred stockholder (note 11-xiii)                 (350)     1,426,636
  (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)                                                  146,100       (146,100)

Shares issued for consulting services (note 11-xi) (Cash-$Nil)                                             40,000

Shares issued for office rental expense (note 11-xi) (Cash-$Nil)                                          615,780
Less: rental expense not amortized yet                                                                   (615,780)*

Shares issued to employee for employment services (note 11-xi) (Cash-$Nil)                                  2,000

Share issue cost from July 1, 1996 to Sept. 30, 1996

Translation adjustment

Net loss from July 1, 1996 to Sept. 30, 1996
                                                                                             ------------------------------------

Balance as at Sept. 30, 1996                                                                   200     11,840,342      5,063,662
                                                                                             ====================================


                                                                                                         AMOUNTS
                                                                                         -------------------------------------------
                                                                                                                          Paid in
                                                                                                                        Capital in
                                                                                          Preferred       Common          Excess
                                                                                            Stock         Stock           of Par
                                                                                         -------------------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)                                      $      --     $        100   $       --

Shares issued to Directors as compensation  (note 11-xi) (Cash - $Nil)                                            34         15,466

Marketing services received from Amerasia (note 11-xi) (Cash - $Nil)

Employment and consulting services received re S-8 (note 11-vii) (Cash - $Nil)                                   170

Shares issued for conversion from debenture holders (note 11-x) (Cash -$Nil)                                     743        309,257

Preferred shares issued from private placement (note 11-xii) (Cash - $850,000)                      1                       849,999

Common shares issued for conversion from preferred stockholder (note 11-xiii)                      (1)         1,611         (1,610)
  (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)                                                         929           (929)

Shares issued to employees for employment services (note 11-xi) (Cash-$Nil)                                       24         11,976

Shares issued in lieu of finder fee for debenture holders (note 11-xi) (Cash -$Nil)                               53         52,853

Shares issued in lieu of finder fee for preferred stockholders (note 11-xi) (Cash -$Nil)                         113         44,887

Share issue cost from April 1, 1996 to June 30, 1996                                                                       (166,574)

Translation adjustment

Net loss from April 1, 1996 to June 30, 1996
                                                                                         -------------------------------------------
Balance as at June 30, 1996                                                               $      --     $      9,908   $ 15,128,387
                                                                                         -------------------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)                                      $      --     $        100   $       --

Marketing services received from Amerasia (note 11-xi) (Cash - $Nil)

Employment and consulting services received re S-8 (note 11-vii) (Cash - $Nil)                                   171

Shares issued for conversion from debenture holders (note 11-x) (Cash -$Nil)                                      47         49,953

Preferred shares issued from private placement (note 11-xii) (Cash - $200,000)                                              200,000

Common shares issued for conversion from preferred stockholder (note 11-xiii)                                  1,426         (1,426)
  (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)                                                         146           (146)

Shares issued for consulting services (note 11-xi) (Cash-$Nil)                                                    40          9,960

Shares issued for office rental expense (note 11-xi) (Cash-$Nil)                                                 616        153,329
Less: rental expense not amortized yet                                                                          (616)

Shares issued to employee for employment services (note 11-xi) (Cash-$Nil)                                         2            498

Share issue cost from July 1, 1996 to Sept. 30, 1996                                                                        (58,167)

Translation adjustment

Net loss from July 1, 1996 to Sept. 30, 1996
                                                                                         -------------------------------------------
Balance as at Sept. 30, 1996                                                              $      --     $     11,840   $ 15,482,388
                                                                                         ===========================================


                                                                                                      AMOUNTS
                                                                                          ------------------------------

                                                                                                           Cumulative
                                                                                               Other       Translation
                                                                                              Capital      Adjustment
                                                                                          ------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)                                      $    249,900   $       --

Shares issued to Directors as compensation  (note 11-xi) (Cash - $Nil)

Marketing services received from Amerasia (note 11-xi) (Cash - $Nil)                            11,124

Employment and consulting services received re S-8 (note 11-vii) (Cash - $Nil)                 170,299

Shares issued for conversion from debenture holders (note 11-x) (Cash -$Nil)

Preferred shares issued from private placement (note 11-xii) (Cash - $850,000)

Common shares issued for conversion from preferred stockholder (note 11-xiii)
  (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)

Shares issued to employees for employment services (note 11-xi) (Cash-$Nil)

Shares issued in lieu of finder fee for debenture holders (note 11-xi) (Cash -$Nil)

Shares issued in lieu of finder fee for preferred stockholders (note 11-xi) (Cash -$Nil)

Share issue cost from April 1, 1996 to June 30, 1996

Translation adjustment                                                                                        (17,623)

Net loss from April 1, 1996 to June 30, 1996
                                                                                          ------------------------------
Balance as at June 30, 1996                                                               $ (1,523,004)  $   (258,523)
                                                                                          ------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)                                      $    249,900   $       --

Marketing services received from Amerasia (note 11-xi) (Cash - $Nil)                             7,506

Employment and consulting services received re S-8 (note 11-vii) (Cash - $Nil)                 170,299

Shares issued for conversion from debenture holders (note 11-x) (Cash -$Nil)

Preferred shares issued from private placement (note 11-xii) (Cash - $200,000)

Common shares issued for conversion from preferred stockholder (note 11-xiii)
  (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)

Shares issued for consulting services (note 11-xi) (Cash-$Nil)

Shares issued for office rental expense (note 11-xi) (Cash-$Nil)
Less: rental expense not amortized yet                                                        (153,329)

Shares issued to employee for employment services (note 11-xi) (Cash-$Nil)

Share issue cost from July 1, 1996 to Sept. 30, 1996

Translation adjustment                                                                                        (50,383)

Net loss from July 1, 1996 to Sept. 30, 1996
                                                                                          ------------------------------
Balance as at Sept. 30, 1996                                                              $ (1,248,628)  $   (308,906)
                                                                                          ==============================


                                                                                                     AMOUNTS
                                                                                          ---------------------------
                                                                                          Deficit Accumulated
                                                                                                 During
                                                                                               Development
                                                                                                 Stage       Total
                                                                                          ---------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)                                      $       --     $    250,000

Shares issued to Directors as compensation  (note 11-xi) (Cash - $Nil)                                         15,500

Marketing services received from Amerasia (note 11-xi) (Cash - $Nil)                                           11,124

Employment and consulting services received re S-8 (note 11-vii) (Cash - $Nil)                                170,469

Shares issued for conversion from debenture holders (note 11-x) (Cash -$Nil)                                  310,000

Preferred shares issued from private placement (note 11-xii) (Cash - $850,000)                                850,000

Common shares issued for conversion from preferred stockholder (note 11-xiii)                                    --
  (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)                                                         --

Shares issued to employees for employment services (note 11-xi) (Cash-$Nil)                                    12,000

Shares issued in lieu of finder fee for debenture holders (note 11-xi) (Cash -$Nil)                            52,906

Shares issued in lieu of finder fee for preferred stockholders (note 11-xi) (Cash -$Nil)                       45,000

Share issue cost from April 1, 1996 to June 30, 1996                                                         (166,574)

Translation adjustment                                                                                        (17,623)

Net loss from April 1, 1996 to June 30, 1996                                                (1,262,712)    (1,262,712)
                                                                                          ---------------------------
Balance as at June 30, 1996                                                               $(14,465,450)  $ (1,108,682)
                                                                                          ---------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co. (note 12) (Cash - $ Nil)                                      $       --     $    250,000

Marketing services received from Amerasia (note 11-xi) (Cash - $Nil)                                            7,506

Employment and consulting services received re S-8 (note 11-vii) (Cash - $Nil)                                170,470

Shares issued for conversion from debenture holders (note 11-x) (Cash -$Nil)                                   50,000

Preferred shares issued from private placement (note 11-xii) (Cash - $200,000)                                200,000

Common shares issued for conversion from preferred stockholder (note 11-xiii)                                    --
  (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)                                                         --

Shares issued for consulting services (note 11-xi) (Cash-$Nil)                                                 10,000

Shares issued for office rental expense (note 11-xi) (Cash-$Nil)                                              153,945
Less: rental expense not amortized yet                                                                       (153,945)

Shares issued to employee for employment services (note 11-xi) (Cash-$Nil)                                        500

Share issue cost from July 1, 1996 to Sept. 30, 1996                                                          (58,167)

Translation adjustment                                                                                        (50,383)

Net loss from July 1, 1996 to Sept. 30, 1996                                                  (960,222)      (960,222)
                                                                                          ---------------------------
Balance as at Sept. 30, 1996                                                              $(15,425,672)  $ (1,488,978)
                                                                                          ===========================



(*) 1,149,116 common shares have been subscribed for but remain unissued as at Sept. 30, 1996.

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



NOTE 4 - SHORT-TERM INVESTMENT:

The net amount of $199,989 represents a short-term investment in 288,462 shares of Stratcomm Media Ltd., which is a publicly traded company on the Vancouver Stock Exchange, and represents less than a 4% interest in the company. The common shares owned by the Company were restricted from trading for a period of 12 months starting May 30, 1995. The investment, which is carried as available for sale, is carried at cost which approximates fair value less a 10% reserve provision.


NOTE 5 - PREPAID EXPENSES AND DEPOSITS:

Prepaid expenses and deposits comprise the following:

                               Sept. 30,      March 31,
                                1996           1996
                              --------       --------

Marketing and celebrity       $      0       $120,992
Other                           59,362         47,353
                              --------       --------
                              $ 59,362       $168,345
                              ========       ========

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DUE FROM SHAREHOLDERS:

Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE 7 - DEFERRED CHARGES:

Deferred charges consist of the following:

                                 Sept. 30,      March 31,
Current:                           1996           1996
                                 --------       --------
 Deferred sales commission       $383,990       $ 47,222
 Other                            122,194         26,528
                                 --------       --------
                                 $506,184       $ 73,750
                                 ========       ========
Long term:
 Deferred sales commission       $372,975       $ 61,680
 Other                            159,965          4,554
                                 --------       --------
                                 $532,940       $ 66,234
                                 ========       ========

NOTE 8 - FIXED ASSETS:

Property and equipment consist of the following:

                                      Sept. 30,      March 31,
                                       1996           1996
                                     --------       --------
 Scanning equipment                  $115,272       $106,471
Computer equipment                    266,217        257,189
Computer software                      32,136         31,988
Office furniture and equipment         65,823         67,254
Leasehold improvements                 71,475         66,840
Kiosk equipment                        63,789         63,496
                                     --------       --------
        Total original cost           614,712        593,238
Less: Accumulated depreciation        295,691        239,509
                                     --------       --------
                                     $319,021       $353,729
                                     ========       ========

Depreciation expense for the six months ended September 30, 1996 was $56,182 and was $111,070 for the year ended March 31, 1996.

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

Subsequent to September 30, 1996, the Company sold its interest in Centry for $37,037 cash. See Note 16 - Subsequent Events.

NOTE 10 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                             Sept. 30,      March 31,
                                               1996           1996
                                             --------       --------
Director fees                                $ 10,000       $ 11,000
Finder fees for convertible debentures              0         52,906
Others                                        117,854        202,931
                                             --------       --------
                                             $127,854       $266,837
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

(ii) At September 30, 1996, all outstanding warrants to acquire exchangeable preference shares of the Canadian subsidiary at Canadian $14 per share had expired.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK (CONT'D):

(iv)  (b)         The Company issued the following options and warrants:

                                                    FOR 6
                                                   MONTHS                  FOR YEAR
                                                    ENDED                    ENDED
                                                  SEPT. 30,   EXERCISE     MARCH 31,   EXERCISE
                                                    1996        PRICE        1996        PRICE
                                                 ------------ ----------- ------------ -----------
            OPTIONS:
              Opening                                 40,000      n/a          40,000       $7.95
                Granted during the period (*)              0                   10,000       $1.81
                Exercised during the period                0                        0         n/a
                Expired/cancelled during period            0                 (10,000)       $7.95
                                                 ============             ============
              Closing                                 40,000                   40,000
                                                 ============             ============

(*): 40,000 options were issued in July 1994 and 10,000 options were issued in September 1995 to non-employee directors and vest proportionately over a period of three years.


                                                     FOR 6
                                                    MONTHS                  FOR YEAR
                                                     ENDED                    ENDED
                                                   SEPT. 30,   EXERCISE     MARCH 31,     EXERCISE
                                                     1996        PRICE        1996          PRICE
                                                  ------------ ----------- ------------ --------------
            WARRANTS (COMMON STOCK AND CLASS B):
              Opening                                 767,348     n/a        1,685,880            n/a
                Issued during the period                    0                  250,000          $5.00
                Exercised during the period                 0                (849,803)       Cdn$1.00
                Expired during the period            (17,348)                (318,729)      Cdn$14.00
                                                  ------------             ------------
              Closing                                 750,000                  767,348
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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK (CONT'D):

 (ix) Other capital

As at September 30, 1996, 1,149,116 common shares have been subscribed for but remain unissued as the service for which these shares were subscribed for have yet to be received.

                                                                FOR THE PERIOD
                                        ----------------------------------------------------------------  FROM INCEPTION
                                           3 MONTHS ENDED SEPT 30,         6 MONTHS ENDED SEPT 30,        (MAY 6, 1993)
                                                                                                         THROUGH SEPT 30,
                                        ------------------------------ ---------------------------------
                                             1996           1995             1996             1995             1996
                                        --------------- -------------- ----------------- --------------- -----------------
OPENING,
    Marketing services not yet            $  1,082,900    $ 1,999,200      $  1,332,800     $ 1,999,200      $          0
     received
    Deferred compensation costs                170,300              0           340,599               0                 0
    Deferred consulting costs                  269,804        312,291           280,928          87,485                 0
    Rent                                             0              0                 0               0                 0
                                        --------------- -------------- ----------------- --------------- -----------------
                                          $  1,523,004      2,311,491         1,954,327       2,086,685                 0

SHARES SUBSCRIBED BUT NOT ISSUED,
    Marketing services not yet                       0              0                 0               0         1,999,200
     received
    Deferred compensation costs                    498        109,216           125,680         936,091         1,906,120
    Deferred consulting costs                    9,960         44,496             9,960         910,820         1,702,983
    Rent                                       153,329              0           153,329               0           507,794
                                        --------------- -------------- ----------------- --------------- -----------------
                                               163,787        153,712           288,969       1,846,911         6,116,097

CHARGED TO EXPENSE AS SERVICES ARE
RECEIVED,
    Marketing services not yet                 249,900        166,600           499,800         166,600         1,166,200
     received
    Deferred compensation costs                170,798        109,216           466,279         936,091         1,906,120
    Deferred consulting costs                   17,465         41,202            28,589         682,720         1,440,684
    Rent                                             0              0                 0               0           354,465
                                        --------------- -------------- ----------------- --------------- -----------------
                                               438,163        317,018           994,668       1,785,411         4,867,469

CLOSING,
    Marketing services not yet                 833,000      1,832,600           833,000       1,832,600           833,000
     received
    Deferred compensation costs                      0              0                 0               0                 0
    Deferred consulting costs                  262,299        315,585           262,299         315,585           262,299
    Rent                                       153,329              0           153,329               0           153,329
                                        =============== ============== ================= =============== =================
                                          $  1,248,628    $ 2,148,185      $  1,248,628     $ 2,148,185      $  1,248,628
                                        =============== ============== ================= =============== =================


 (x) For the three months ended September 30, 1996, 47,059 common shares were issued due to the conversion of subordinated debentures totalling $50,000. $1,100,000 in subordinated debentures remain outstanding as at September 30, 1996.

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

During May 1996, the Company issued 250 shares of Series B $1,000 6% Cumulative Convertible Preferred Stock (the "Series B Convertible Preferred Stock"). During August, 1996, the Company issued 200 additional shares of Series B $1,000 Cumulative Convertible Preferred Stock. The Series B Convertible Preferred Stock is identical in all material respects to the Convertible Preferred Stock except that the Quarterly Dividend Payment Dates are August 1996 and November 1996 rather than July 1996 and October 1996.

For six months ended September 30, 1996, the Company paid $136,500 to a third party as finders fees in connection with the Company's private equity placement of the convertible preferred stock and the amount are included as a reduction in paid-in capital.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK (CONT'D):

(xiii) As at September 30, 1996, 3,037,792 common shares were issued due to the conversion of 850 shares of convertible preferred stock totalling $850,000 while 200 shares of Convertible Preferred Stock remain outstanding. Subsequent to September 30, 1996, all remaining Convertible Preferred Stock were converted. See Note 16 - Subsequent Events.

NOTE 12 - COMMITMENTS:

LEASES

The Company has a lease agreement for its current office premises. The term of the lease is ten years which commenced January 1, 1994 and requires payment of an annual base rent of $22,000 for the first five years and thereafter market value less 20%. In addition, the Company is required to pay its share of property taxes and all operating costs.

Rental expense for six months ended September 30, 1996 amounted to $93,012 and $233,705 for the year ended March 31, 1996.

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

         100,000 common shares at $2.00 1 year from the date of the agreement 100,000 common shares at $2.40 2 years from the date of the agreement 100,000 common shares at $2.60 3 years from the date of the agreement 100,000 common shares at $2.80 4 years from the date of the agreement 100,000 common shares at $3.00 5 years from the date of the agreement

Subsequent to September 30, 1996, the Company terminated its agreement with CRG. See Note 16 - Subsequent Events.

NOTE 13 - RELATED PARTY TRANSACTIONS:

Prior to the date of incorporation (May 6, 1993), the founder and other key members of management agreed to receive 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join the Company, respectively. No value has been assigned to these shares.

The Company currently retains certain key management personnel under contract. Included in expenses are consulting and management fees paid under the aforementioned contracts totalling, in the aggregate, $193,040 for six months ended September 30, 1996 and $589,390 for the year ended March 31, 1996.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS (CONT'D):

Finders fees amounting to $25,870 for six months ended September 30, 1996 and $Nil for the year ended March 31, 1996 paid to related parties in connection with the Company's private equity placement are included as a reduction in paid-in capital.

Commissions amounting to $Nil for six months ended September 30, 1996 and $85,646 for the year ended March 31, 1996 were paid to related parties in connection with the issuance of convertible subordinated debentures.

See also Note 11(iv) and (vii).


NOTE 14 - INCOME TAXES:

The estimated deferred tax asset of $3,690,000 and $3,696,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to June 30, 1996 and March 31, 1996 respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $10,500,000 expire starting in 2001; the benefit of these losses has not been reflected in these consolidated financial statements.

                                      Sept. 30,          March 31,
                                        1996               1996
                                    -----------        -----------
Deferred tax liabilities            $         0        $         0
Deferred tax assets
         Net operating losses         3,690,000          3,696,000
                                    -----------        -----------
                                      3,690,000          3,696,000
Valuation allowance                  (3,690,000)        (3,696,000)
                                    -----------        -----------
                                    $         0        $         0
                                    ===========        ===========


The valuation allowance decreased by $6,000 during six months ended September 30, 1996.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CONVERTIBLE SUBORDINATED DEBENTURES:

The Company has outstanding at September 30, 1996 convertible subordinated debentures in the amount of $1,100,000 bearing interest at 15% annually, which are repayable within one year. The interest payments are payable monthly in advance. The principal amount may be converted, at the holder's option, into shares of the Company's common stock, in whole or in part, beginning on October 1, 1995 at a conversion price as shown below. The debentures are subordinated to all other indebtedness incurred by the Company. The following lists the conversion rates:

                                                                                 No. of shares
         Principal                  Conversion rate                              on conversion
         ---------                  ---------------                              -------------
         $   420,000                $0.4375 per share of common stock               960,002
             375,000                $0.9375 per share of common stock               400,000
             125,000                $1.00 per share of common stock                 125,000
              30,000                $1.06 per share of common stock                  28,302
              20,000                $1.0625 per share of common stock                18,824
              30,000                $1.10 per share of common stock                  27,273
              75,000                $1.20 per share of common stock                  62,499
              25,000                $1.25 per share of common stock                  20,000
         -----------                                                           ------------
         $ 1,100,000                                                              1,641,900
         ===========                                                           ============

Total interest paid and included in general and administrative expenses is $161,076 for six months ended September 30, 1996 and $181,311 for year ended March 31, 1996.


NOTE 16 - SUBSEQUENT EVENTS:

Subsequent to September 30, 1996, the Company issued 1,327,344 shares of Common Stock upon the conversion of $200,000 of Series B Convertible Preferred Stock. See note 11 (xii).

On October 21, 1996, the Company's Prospectus on Amendment No. 4 of the Registration Statement on Form S-1 was declared effective by Securities and Exchange Commission at 4:00 pm (Eastern time).

In October 1996, the Company sold its interest in C.E.M. Centry Electronic Monitoring Corporation for $37,037 to the original principal. Executive management believes it is in the best interest of the Company to allow management to concentrate on its core businesses. See Note 9 - Long term investment.

In October 1996, the Company issued 677,083 shares of common stock pursuant to the registration statement on S-8 to five key employees and five outside (non-employee) directors as payment in lieu of salaries and consulting fees for the month of October, 1996 and annual fees. The shares were all valued at $0.24 per share.

In October 1996, the Company recently entered a one-year consulting agreement (the "Consulting Agreement") with a Consultant who was retained to provide advice to the Company concerning the Company's growth strategy, financial public relations obligations and future capital structure. Under the terms of the Consulting Agreement, the Company has agreed to pay the Consultant one hundred thousand (100,000) shares of the Company's common stock. As additional consideration, the Company has granted to the Consultant certain options to purchase up to a total of 900,000 shares of the Company's Common Stock (the "Options") for the price of the par value of the Common stock, $.001 per share. In addition, the Company has agreed to pay the Consultant $10,000 per month, for administrative expenses. The Company shall reimburse the Consultant for all other pre-approved expenses. In October 1996, the Company issued 100,000 shares of common stock pursuant to the registration statement on S-8 to Consultant as payment for consulting fees. The shares were valued at $0.268 per share. In November 1996, the Company issued 43,104 shares of common stock pursuant to the registration statement on S-8 to the Consultant for October administrative expense. The shares were valued at $0.232 per share.

In November 1996, the Company issued 382,464 shares of common stock pursuant to the registration statement on S-8 to five key employees as payment in lieu of salaries and consulting fees for the month of November, 1996.
The shares were all valued at $0.268 per share.

On November 4, 1996, the Company exercised its option and terminated the services of Corporate Relations Group, Inc. ("CRG"). The Company had entered into an agreement on November 20, 1995 with CRG to provide advertising, printing and investor relations support, however CRG had never provided services under the agreement and the Company had not made any payment to CRG. See Note 12 - Investor media and public relations.

--------------------------------------------------------------------------------
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

OVERVIEW

         Prior to the Reorganization effective July 12, 1994, Tracker U.S. (then Ultra Capital Corp.) had been inactive for the preceding several years and had conducted no significant operations or activities. Tracker Canada, which originated the present line of business, had its inception on May 6, 1993. During the period from inception to September 30, 1994, the Company was engaged in organizational efforts, including the hiring of technical and management personnel. During that time, the Company focused on the research and development of advanced bar code and laser scanning technology, entered into agreements or understandings with key suppliers, prepared the business and marketing plan, programmed the software and filed for patent and trademark protection in Canada and the United States. The Company is a development stage company that has developed and begun to market, sell and operate a personal property identification and recovery system and a card registration service. The Company launched its personal property identification and recovery service in a limited test market in Toronto, Canada in October 1994 and is slowly continuing to expand its service throughout Canada. The Company recently began test marketing in the United States and has begun to introduce its service to various communities in the United States. The Company offers its services through diverse marketing channels such as joint promotional partners (i.e., Samsonite Canada, Inc.), selected retailers (i.e., Sony of Canada Ltd.), direct response (i.e., Donnelley Marketing, Inc. distribution of a 4.5 million piece drop in May
1996), door-to-door canvassing (i.e., the Company's Child ID representatives), telemarketers (i.e., Datatrack, Inc., Executive Industries Limited, GEP Limited and PR Response, Inc. selling the Company's new card registration service) and network referral marketers (i.e., Tracker Referral Network International, Inc. selling home-based business opportunities utilizing the Company's products and services).

THE COMPANY'S MARKETING STRATEGY

         THE PERSONAL PROPERTY IDENTIFICATION AND RECOVERY SYSTEM. The Company is attempting to position itself as a credible and worthwhile, but not fail safe, service that provides peace of mind (like insurance) and has a favorable price-to-value relationship. The guiding principle behind the Company's marketing strategy is that the Company is in the business of providing a totally integrated personal property identification and recovery service, not merely selling identification labels. The benefit of this service to the Company's members is an increase in the probability of recovery of the members' lost and stolen possessions. Thus, one key to the Company's long-term success will be the effectiveness of the Company's personal property identification and recovery system in helping to improve the existing low recovery rates. There can be no assurance, however, that the Company will be able to achieve any particular increase in these recovery rates for its members or to increase the overall recovery rate for lost and stolen items in general. As of October 31, 1996, the Company had made 110 successful recoveries of its members' personal possessions.

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

         THE CARD REGISTRATION SERVICE. The Company is currently gaining a small market share in the card registration industry. The Company believes that it not only offers a competitive product, but also adds the extra feature of its recovery services to the list of benefits offered to members of the card registration service. Currently, the Company piggybacks the infrastructure that it has established for its personal property identification and recovery system and is generating approximately 90% of its revenue from this service.

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

         THE CARD REGISTRATION SERVICE. In addition to the Company's personal property identification and recovery system, the Company has implemented and is currently offering a card registration service marketed through telemarketers. This service permits a member, with a single toll free phone call, to: (i) cancel all of the member's lost or stolen cards (whether they be debit cards, gas cards, automated bank teller cards, department store cards or credit cards);
(ii) request replacement cards; (iii) request a change of address for all cards;
(iv) receive $15,000 in travel insurance on common carrier; (v) receive $2,000 in AD&D insurance; (vi) receive $500 in airline discounts; and (vii) be covered on fradulent charges up to $10,000. The Company also plans to attempt to develop contractual relationships with credit card issuers for sales of subscriptions to the issuers' cardholders. As of the date of this Report, however, the Company had no contractual relationships with any credit card issuers and there can be no assurance that it will be able to develop any such relationships.

PRODUCT DEFINITIONS

         The following describes many of the products offered by the Company. The typical retail pricing for the Tracker service is $39.95. The consumer usually pays for the Company's services unless the consumer receives the service in connection with a promotional deal with a manufacturer or retailer. The product configurations offered vary and are subject to change.

         TRACKER SERVICE. This is a service to aid in the identification and recovery of members' lost or stolen possessions. The initial purchase is packaged as a membership service term, typically between one to three years, and a supply of Tracker identification products. Subsequent purchases of Tracker products or membership term renewals and upgrades are sold separately. The package includes 24 possession labels, 8 clothing labels and an assortment of 10 shoe, key, luggage, and pet tags.

         TRACKER CARD REGISTRATION SERVICE. The Company offers members of this program the benefit and convenience of card registration. With one phone call, a member can (a) cancel all his lost or stolen cards (whether they be debit cards, gas cards, automated bank teller cards, department store cards or credit cards),
(b) request replacement cards, (c) request a change of address for all his cards, (d) receive $15,000 in travel insurance on common carrier, (e) receive $2,000 in AD&D insurance, (f) receive $500 in airline discounts and (g) be covered on fraudulent charges up to $10,000. This service includes 24 identification labels, a card registration form and an indemnification certificate.

         RENEWALS. Membership may be renewed for a specified period of time for which there is a renewal fee. The renewal terms offered by the Company vary but are typically between one to three years. To induce members to renew their service, the Company may offer, from time to time, extra items or incentive renewal bonuses.

         UPGRADES. All members, regardless of the program they originally sign up for, have the opportunity to purchase upgrade products or services offered by the Company such as increasing the number of years of service, adding "Tracker Plus" to their membership, which covers the full cost of returning possessions to members, purchasing the card registration service, or purchasing extra cloth or adhesive labels or shoe, pet, key, or luggage tags.

         CHILD IDENTIFICATION. The Company is offering a special "Tracker Basic Service" package to parents for added protection for their children. The package includes 8 possession labels, 24 clothing labels, an assortment of 10 shoe, key, and luggage tags, a photo and fingerprint kit and special safety tips for parents and kids.

         SAMPLE LABEL PROMOTIONS. Tracker offers businesses an opportunity to provide their clients or customers a special value added incentive in the form of Tracker labels.

         OP-ID-IACP REGISTRATION SERVICE. Tracker is offering its basic service to the former members of Operation ID, previously managed by the International Association of Chiefs of Police, in a special two year program at an introductory discounted price.

         ASSET MANAGEMENT. Tracker offers businesses a simpler method to inventory and keep track of their fixed assets by providing on-site service for data collection and off-site service for inventory management and recovery. The Company provides confidential identification, recovery and asset management services by linking the label on a corporation's physical assets to the Company's worldwide 24 hour recovery network, dispatching mobile scanning technicians on-site, and providing reporting "on-demand." This reduces the in-house inventory control burden and provides a simpler method of tracking changes in a company's physical assets inventory.

         LASER ETCHING THE TRACKER RECOVERY INSIGNIA. In order to push demand through to retail level consumer purchase and registration of marked products, the Company is encouraging the volume purchase by manufacturers of licenses for "Recovery Insignia" laser etching on consumer products at point of manufacture with PDF 417 capable laser drivers. Currently, the Company does not have a contract with any manufacturers to laser etch the Company's coding or to directly apply the coding at the source of manufacture using any other method. There can be no assurance that the Company will be able to expand successfully its service in this fashion.


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

                  Number of
                  Subscribers                        Per Capita Amount
                  0 - 1,000,000                      $0.20 (20 cents)
                  1,000,001 - 5,000,000              $0.10 (10 cents)
                  More than 5,000,000                $0.075 (7.5 cents)

GENERAL

         During the six months ended September 30, 1996, the Company incurred a net loss of $2,222,934 and, at the end of such period, had an accumulated deficit of $15,425,672. The Company expects to continue to incur losses through at least March 31, 1997. From the date of inception (May 6, 1993) through September 30, 1996, the Company had realized revenues of $360,597. Although the Company has begun to achieve ongoing significant cash flows from sales of approximately $150,000 per month from January 1996 to June 1996 and $400,000 per month since June 30, 1996, the Company will require additional capital in order to implement its business plan in the manner contemplated. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company. See "Capital Requirements" below.

         Historical financial information prior to the Reorganization effective July 12, 1994 is that of Tracker Canada. Revenue for Company services is recognized on a straight-line basis over the term of service offered (presently 12 to 60 months). Amounts received for which service has not yet been provided are recorded as "deferred revenue." As at September 30, 1996 the amount of deferred revenue (current and long term) was $1,761,478 compared with $294,124 as at March 31, 1996.

         Company is currently developing a website on the internet under the address, "www.tracker.com" which will enable clients, subscribers, suppliers, shareholders, brokers and investors, access to information about the Company and its current activities on a 24 hour basis. The Company's website will be operational by end of November 1996.


RESULTS OF OPERATIONS

         SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995. During the six months ended September 30, 1996, the Company had net revenues of $243,888 as compared to $44,266 net revenues for the six months ended September 30, 1995. Cost of sales for the six months ended September 30, 1996 was $114,607 as compared to $18,066 for the six months ended September 30, 1995. This resulted in a gross profit of $129,281 for the six months ended September 30, 1996 as compared to $26,200 gross profit for the six months ended September 30, 1995.

         During the six months ended September 30, 1996, the Company incurred a net loss of $2,222,934 as compared to a net loss of $3,133,902 for the six months ended September 30, 1995. These losses included total development costs in the amount of $2,352,215 for the six months ended September 30, 1996 as compared to $3,160,102 for the six months ended September 30, 1995. Included in the deficit for the six months ended September 30, 1996 are non-operating expenditures in the amount of (1) $161,076 in interest expense incurred as a result of raising capital through convertible debentures; (2) $115,872 relating to legal and audit fees for the filing of the Registration Statement on Form S-1, and amendments thereto; (3) $639,622 of ongoing costs reflecting non-cash outlays and monthly adjustments for prepaid expenditures being utilized and expensed, which include (a) $620,992 associated with the development of the Company's direct selling commercial through its contract with The L.L. Knickerbocker Company and the costs associated with fees to cover its celebrity spokesperson, Angie Dickinson, and (b) $18,630 associated with the services provided under the Amerasia contract; (4) $15,500 associated with the non-cash outlay relating to the issuance of 34,445 shares of Common Stock, restricted as to transferability, to certain outside directors of the Company; (5) $340,938 associated with the non-cash outlay relating to the issuance of 770,000 shares of Common Stock to six key employees and one director as payment in lieu of prior accrued salaries and fees and as an advance of their salaries and fees through September 30, 1996; and (6) $21,201 for a reserve provision on the Company's short term investment.

         The Company is continuing in its efforts to minimize its operating cash "burn" rate and has reduced its expenditures by an additional 25% when comparing the six months ended September 30, 1996 to six months ended September 30, 1995. The reader should note that the Company has generated on average $400,000 per month gross sales (i.e. earned and deferred) since June 30, 1996. Although no assurances can be given, management expects the sales trend to continue for the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

         From inception at May 6, 1993 through September 30, 1996, the Company has received approximately $10,477,324 in net cash from financing activities, some of which activities are noted below.

         During the six months ended September 30, 1996, the Company's net cash used in operations was $651,405 as compared to $2,685,785 for the six months ended September 30, 1995. The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, a card registration service, labels, packaging, marketing and advertising materials and plans, the development of a scanning network, and initial sales and promotional commitments leading and subsequent to the Canadian market launch in October 1994 and the buildup for the launch into the United States.

         As of September 30, 1996, the Company had total current assets of $1,137,958 as compared to $665,102 at March 31, 1996. Current assets consisted of cash in the amount of $162,279 as of September 30, 1996 as compared to $78,844 at March 31, 1996, short-term investments in the amount of $199,989 as of September 30, 1996 as compared to $221,190 at March 31, 1996, accounts receivable in the amount of $126,591 as of September 30, 1996 as compared to $7,361 at March 31, 1996, prepaid expenses and deposits in the amount of $59,362 as of September 30, 1996 as compared to $168,345 at March 31, 1996, inventories in the amount of $83,553 as of September 30, 1996 as compared to $115,612 at March 31, 1996, and current deferred charges in the amount of $506,184 as of September 30, 1996 as compared to $73,750 at March 31, 1996. As of September 30, 1996, the Company had amount due from stockholders in the amount of $59,972 as of March 31, 1996 as compared to $58,226 at September 30, 1996, long-term deferred charges totaling $532,940 as compared to $66,234 at March 31, 1996, net fixed assets totaling $319,021 as compared to $353,729 at September 30, 1996, and long-term investments in the amount of $50,451 as compared to $50,451 at March 31, 1996. As of September 30, 1996, the Company had liabilities of $2,810,223 as compared to $2,393,631 at March 31, 1996. Such liabilities consisted of accounts payable in the amount of $599,988 as of September 30, 1996 as compared to $551,553 at March 31, 1996, accrued liabilities in the amount of $127,854 as of September 30, 1996 as compared to $266,837 at March 31, 1996, deferred revenues in the amount of $982,381 as of September 30, 1996 as compared to $115,241 at March 31, 1996, and convertible subordinated debentures in the amount of $1,100,000 as of September 30, 1996 as compared to $1,460,000 at March 31, 1996. The Company had long-term deferred revenues in the amount of $779,097 as of September 30, 1996 as compared to $178,883 at March 31, 1996.

         The increased sales activity of the Company and the continued sale of the Company's convertible preferred stock, as noted in the above paragraph, has caused material changes to the Company's cash and cash equivalents position, long-term deferred charges and long-term deferred revenues. During the six months ended September 30, 1996, the Company has experienced the fastest rate of growth in terms of sales activity with respect to sales of its card registration service. For the six month period ended September 30, 1996, the Company had experienced sales activity at approximately the following amounts: card registration service - $1,630,688, and all other personal property identification and recovery services - $80,521. The

Company anticipates, however, that sales of its personal property identification and recovery services will continue to increase and ultimately will surpass the card registration service as the Company's largest source of revenues. Although there can be no assurance that the Company's sales will increase or that these trends will continue, management believes that sales activity will continue to grow at least at its current pace for the next 12 months.

         As of September 30, 1996 and March 31, 1996, respectively, the Company had accumulated deficits of $15,425,672 and $13,202,738. To date, the Company has financed its research and development activities and operations primarily through the private placement by Tracker U.S. of First Series Convertible Debentures aggregating $1,000,000 from July to October 1995, the private placement by Tracker U.S. of Second Series Convertible Debentures aggregating $1,189,529 through March 1996, the sale by Tracker U.S. of a total of 1,810,000 shares of Common Stock in private placements, and the sale by Tracker U.S. pursuant to Regulation S under the Securities Act of 1,050 shares of Preferred Stock for $1,050,000 during April, May and August 1996.

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

         The Company has a short-term investment, recorded at $199,989 (which is the Company's original cost of $220,110 (CDN $1.04 per share) less a 10% reserve provision), in 288,462 shares of Stratcomm Media Ltd. ("Stratcomm"). The Company was contractually prohibited from selling such shares until May 30, 1996, and, therefore, could not recover its investment in such shares until that date. Absent any unforeseen circumstance such as a significant decline in the price of the Stratcomm stock, the Company intends to sell the Stratcomm shares as soon as possible in order to improve its liquidity.

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

CAPITAL REQUIREMENTS

         Although the Company has been generating gross cash flows from sales of approximately $150,000 per month from January 1996 to June 1996 and $400,000 per month since June 30, 1996, the Company will require additional capital in order to continue the Canadian and United States roll-outs and otherwise implement its business plan in the manner contemplated. The acquisition of equipment, establishment of distribution channels and conduct of a comprehensive marketing and advertising campaign are crucial to the Company's success. The Company will require additional debt or equity funding to conduct and complete such activities. No assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all. If the Company does not receive sufficient funding on acceptable terms, this could prevent or delay the marketing, sale and operation of the Company's services and may have a material adverse effect on the Company's business, operating results and financial condition.

         Management is attempting to obtain additional debt or equity funding and trying to mitigate the need for such additional funding. One critical element in management's plan to overcome the Company's present financial condition is to raise additional debt or equity funding as needed through private placements or other exempt offerings. For example, the Company raised $2,189,529 in the second half of calendar 1995 and early calendar 1996 through the sale of Convertible Debentures and raised $850,000 in April and May 1996 and $200,000 in August 1996 through the sale of Convertible Preferred Stock. Although no assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all, management believes it is likely that the Company will be able to obtain sufficient funding to support its operations and its planned marketing and advertising campaign during the next twelve months.

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

         Tracker Canada advanced $50,451 under the debenture to Centry and received a further 122,727 common shares for a total of 633,002 common shares representing approximately 11.96% of Centry's common shares issued. Subsequently, the Company entered into agreements with Centry which released the Company from its obligation to fund the balance under the debenture and which provided that the Company would receive a 3% commission of total gross revenues on any deal entered into by Centry with certain companies, while Tracker gave up the voting trust and option agreement. The Company has satisfied all of its administrative services obligations to Centry. Subsequent to September 30, 1996, the Company sold its interest in Centry for $37,037 as management wished to keep focused on its core businesses and Centry did not fit into future plans. See
Note 16 - Subsequent Events in the consolidated financial statements for September 30, 1996.

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

                                     PART II

                                OTHER INFORMATION

--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

EXHIBITS

No exhibits are filed with this report Form 10-Q for the three months ended September 30, 1996.

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

          10.34++++ 1996 Stock Wage and Fee Payment Plan.

          10.35++++ Employment Agreement dated September 24, 1996 between the
                    Registrant and I. Bruce Lewis.

          10.36++++ Employment Agreement dated September 24, 1996 between the
                    Registrant and Mark J. Gertzbein

          21.1++++  List of subsidiaries of the Registrant

          27        Financial Data Schedule

-------------------

+ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 12, 1994.

++ Incorporated by reference from the Registrant's Current Report on Form 8-KA dated February 28, 1995 (filed March 15, 1995).

+++ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 29, 1994 (filed August 12, 1994).

++++ Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-99686) and amendments thereto.

* Incorporated by reference from the Registrant's Report on Form 10-K dated March 31, 1996 (filed July 15, 1996).

REPORTS ON FORM 8-K

         During the quarter ended September 30, 1996, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:    November 14, 1996

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