Form 10-Q
period 1996-12-31
TRACKER CORP OF AMERICA
filed 1997-02-10
CIK 789853

Date Filed:  February 10, 1997

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the quarterly period ended  DECEMBER 31, 1996

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                               Page 1 of 41 pages

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

         As of February 5, 1997, the Registrant had outstanding 16,580,789 shares of common stock, par value $0.001 per share, and 4,892,537 shares of the Registrant's Class B voting common stock, no par value.

                                     PART I

                              FINANCIAL INFORMATION

------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
------------------------------------------------------------------------------

         The Tracker Corporation of America (the "Registrant") files herewith consolidated balance sheets of the Registrant as of December 31, 1996, and March 31, 1996, and the related consolidated statements of operations for the three and nine month periods ended December 31, 1996 and 1995, respectively, and the consolidated shareholders' equity (deficit) for the nine month period ended December 31, 1996, and for the period from inception (May 6, 1993) through December 31, 1996 and consolidated statement of cash flows for the nine month period ended December 31, 1996 and 1995, respectively, and for the period from inception (May 6, 1993) through December 31, 1996. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-K for the year ended March 31, 1996.

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

THE TRACKER
CORPORATION
OF AMERICA

(A DEVELOPMENT
STAGE COMPANY)

CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 1996

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                              DECEMBER 31,         MARCH 31,
                                                                                                  1996               1996
                                                                                            --------------       ------------
                                                                                              (Unaudited)          (Audited)
Current assets
  Cash and cash equivalents                                                                  $    163,363        $     78,844
  Short-term investment                                                                           177,768             221,190
  Accounts receivable                                                                              77,115               7,361
  Prepaid expenses and deposits                                                                   238,542             168,345
  Inventory                                                                                        80,421             115,612
  Deferred charges                                                                              1,910,941              73,750
                                                                                             ------------        ------------
       Total current assets                                                                     2,648,150             665,102

Due from shareholders                                                                              60,725              58,226
Deferred charges                                                                                  408,133              66,234
Fixed assets (net)                                                                                349,226             353,729
Long-term investment                                                                                   --              50,451
                                                                                             ------------        ------------

       Total assets                                                                          $  3,466,234        $  1,193,742
                                                                                             ============        ============


                                          LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable                                                                           $    657,441        $    551,553
  Accrued liabilities                                                                             382,952             266,837
  Deferred revenue                                                                              2,815,015             115,241
  Debentures                                                                                      114,808                  --
  Convertible subordinated debentures                                                             682,908           1,460,000
                                                                                             ------------        ------------
    Total current liabilities                                                                   4,653,124           2,393,631

Deferred revenue                                                                                  671,142             178,883

Commitments (Note 12)

Shareholders' equity (deficit)
  $1000 6% convertible preferred stock, $.001 par value, 500,000 shares
    authorized, nil (nil - March 31, 1996) shares issued and outstanding                               --                  --

  Common stock, $.001 par value, 30,000,000 shares authorized,
     15,650,100 (6,130,929 - March 31, 1996) shares issued and outstanding                         15,650               6,131

  Class B voting common stock, $0.00000007 par value, 20,000,000
    shares authorized, 4,898,257 (6,126,362 - March 31, 1996) issued                                   --                  --
    and outstanding

  Paid-in capital                                                                              15,146,789          14,013,062
  Other capital                                                                                  (407,110)         (1,954,327)
  Accumulated deficit                                                                         (16,298,537)        (13,202,738)
  Cumulative translation adjustment                                                              (314,824)           (240,900)
                                                                                             ------------        ------------

    Total shareholders' equity (deficit)                                                       (1,858,032)         (1,378,772)
                                                                                             ------------        ------------


    Total liabilities and shareholders' equity (deficit)                                     $  3,466,234        $  1,193,742
                                                                                             ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------



                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                                    FOR THE PERIOD
                                          --------------------------------------------------------------------
                                                   3 MONTHS ENDED                       9 MONTHS ENDED               FROM INCEPTION
                                                     DECEMBER 31,                         DECEMBER 31,               (MAY 6, 1993)
                                          ------------------------------      --------------------------------           THROUGH
                                               1996              1995             1996                1995            DEC. 31, 1996
                                          ------------      ------------      ------------        ------------        -------------


Revenue                                   $    651,357      $     22,932      $    895,245        $     67,198        $  1,011,954

Cost of sales                                  445,808            10,366           560,415              28,432             604,674
                                          ------------      ------------      ------------        ------------        ------------

Gross profit                                   205,549            12,566           334,830              38,766             407,280
                                          ------------      ------------      ------------        ------------        ------------

Development Costs
  Operational                                  185,998           131,478           471,828             466,706           1,901,649
  Information systems                           91,073            62,043           210,143             198,964           1,096,189
  Sales and marketing                          (59,045)          431,905           723,076             535,452           4,097,826
  General and administrative                   860,388           943,947         2,025,582           3,528,353           9,610,153
                                          ------------      ------------      ------------        ------------        ------------

Total development costs                      1,078,414         1,569,373         3,430,629           4,729,475          16,705,817
                                          ------------      ------------      ------------        ------------        ------------


Net loss applicable to common stock       $   (872,865)     $ (1,556,807)     $ (3,095,799)       $ (4,690,709)       $(16,298,537)
                                          ============      ============      ============        ============        ============




Loss per share of common stock            $      (0.05)     $      (0.14)     $      (0.19)       $      (0.45)       $      (1.73)
                                          ============      ============      ============        ============        ============


Weighted average number of shares
   outstanding                              19,153,898        10,834,219        16,007,825          10,418,946           9,443,543
                                          ============      ============      ============        ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                               FROM INCEPTION
                                                                              FOR 9 MONTHS ENDED                (MAY 6, 1993)
                                                                                  DECEMBER 31,                     THROUGH
                                                                        --------------------------------           DEC. 31,
                                                                            1996                 1995               1996
                                                                        ------------        ------------        ------------

Cash flows from (used in) operating activities:
  Net loss                                                              $ (3,095,799)       $ (4,690,709)       $(16,298,537)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation                                                              91,091              87,342             326,437
    Loss on sale of long-term investment                                      13,414                  --              13,414
    Rent, consulting and marketing services, employee
     compensation settled via the issuance of company
     shares                                                                1,232,696           2,234,907           5,105,497
    Changes in assets and liabilities:
        Prepaid expenses and deposits                                        (70,197)            263,392            (255,815)
        Accounts receivable                                                  (69,754)             (1,762)            (77,115)
        Short-term investment                                                 43,422            (221,730)           (177,768)
        Debentures receivable                                                     --                  --                  --
        Inventory                                                             35,191             (35,035)            (80,421)
        Deferred charges                                                  (2,179,090)           (139,125)         (2,319,074)
        Deferred revenue                                                   3,192,033              64,818           3,486,157
        Accounts payable and accrued liabilities                             222,003            (753,380)          1,055,038
                                                                        ------------        ------------        ------------

  Net cash used in operating activities                                     (584,990)         (3,191,282)         (9,222,187)
                                                                        ------------        ------------        ------------

Cash flows from (used in) investing activities:
  Acquisition of fixed assets                                                (83,853)             (4,504)           (673,798)
  Loan to shareholders                                                        (2,499)             (4,675)           (417,137)
  Repayment of loans to shareholders                                              --             138,957             356,412
  Note receivable                                                                 --                  --            (200,317)
  Repayment of note receivable                                                    --             178,350             200,317
  Long-term investment                                                            --             (10,929)         (2,301,372)
  Unwind of long-term investment                                              37,037                  --           2,287,958
                                                                        ------------        ------------        ------------

  Net cash from (used in) investing activities                               (49,315)            297,199            (747,937)
                                                                        ------------        ------------        ------------

Cash flows from (used in) financing activities:
  Issuance of common shares                                                       --           1,260,217           8,922,530
  Issuance of preferred shares                                             1,050,000                  --           1,050,000
  Issuance of convertible subordinated debentures                                 --           1,905,000           2,189,529
  Repayment of debentures and convertible subordinated debentures            (32,284)                 --             (32,284)
  Due to shareholder                                                              --                  --             108,390
  Repayment to shareholder                                                        --                  --            (108,390)
  Share issue costs                                                         (224,741)           (232,667)         (1,684,735)
                                                                        ------------        ------------        ------------

  Net cash from financing activities                                         792,975           2,932,550          10,445,040
                                                                        ------------        ------------        ------------

Effect of exchange rate changes                                              (74,151)             31,977            (311,553)
                                                                        ------------        ------------        ------------

Increase (decrease) in cash and cash equivalents during                       84,519              70,444             163,363
  the period

Cash and cash equivalents, beginning of period                                78,844             107,091                  --
                                                                        ------------        ------------        ------------

Cash and cash equivalents, end of period                                $    163,363        $    177,535        $    163,363
                                                                        ============        ============        ============

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

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)
--------------------------------------------------------------------------------
                   CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
                                  (Unaudited)



                                                                       Shares                              Amounts
                                                        ------------------------------------   -----------------------------------
                                                                                                                       Paid-in
                                                                                     Class B                          Capital in
                                                            Preferred     Common     Common    Preferred    Common      Excess
                                                              Stock       Stock       Stock      Stock      Stock       of Par





Shares issued to officers at inception (Cash - $Nil)                                 5,089,286    $  -      $   -    $         -

Shares issued for cash (Cash - $4,714,188)                                             884,729                         4,714,188

Shares issued in lieu of rent (note 11-xi)(Cash - $Nil)                                 60,871                           324,344

Shares issue costs                                                                                                      (466,142)

Translation adjustments

Net loss
                                                        ------------------------------------------------------------------------
Balance at March 31, 1994                                                            6,034,886        -         -      4,572,390
                                                        ------------------------------------------------------------------------
Shares issued for cash (Cash - $1,175,797)                                             234,517                         1,175,797

Shares issued in lieu of rent (note 11-xi)(Cash - $Nil)                                  5,777                            30,121

Reverse merger with The Tracker Corporation
 on July 12, 1994 (Cash - $100)                                           739,219                             739           (639)

Shares issued from Regulation S offering (including 79,658
 shares at $7 per share for consulting services and 3,571
 shares at $5.50 per share for the purchase of fixed assets)
 (Cash - $1,505,000)                                                     860,000                             860       2,900,840
Share proceeds to be received subsequent to March 31, 1995                                                              (819,459)

Shares issued for consulting and marketing services
 (note 12)(Cash-$Nil)                                                    825,000        78,005               825       2,204,153
Less: consulting and marketing service not yet received                 (814,583)                           (815)

Share proceeds received from private placement on
 March 15, 1995 (Cash-$350,000)                                          500,000                             500         349,500

Shares issued to employees for employment services
 (note 11-xi)(Cash-$Nil)                                                                25,063                            74,409

Share issue costs                                                                                                       (779,495)

Translation adjustment

Net loss
                                                           ---------------------------------------------------------------------
Balance at March 31, 1995                                         -    2,109,636     6,378,248      -      2,109       9,707,617
                                                           ---------------------------------------------------------------------


                                                                                            AMOUNTS
                                                                -------------------------------------------------------------
                                                                                                 Deficit Accumulated
                                                                                   Cumulative           During
                                                                  Other            Translation        Development
                                                                 Capital            Adjustment           Stage          Total


Shares issued to officers at inception (Cash - $Nil)          $        -         $        -        $        -       $         -

Shares issued for cash (Cash - $4,714,188)                                                                            4,714,188

Shares issued in lieu of rent (note 11-xi)(Cash - $Nil)                                                                 324,344

Share issue costs                                                                                                      (466,142)

Translation adjustments                                                            (129,098)                           (129,098)

Net loss                                                                                         (2,043,425)         (2,043,425)
                                                              -----------------------------------------------------------------
Balance at March 31, 1994                                              -           (129,098)     (2,043,425)          2,399,867
                                                              -----------------------------------------------------------------
Shares issued for cash (Cash - $1,175,797)                                                                            1,175,797

Shares issued in lieu of rent (note 11-xi)(Cash - $Nil)                                                                  30,121

Reverse merger with The Tracker Corporation
 on July 12, 1994 (Cash - $100)                                                                                             100

Shares issued from Regulation S offering (including 79,658
 shares at $7 per share for consulting services and 3,571
 shares at $5.50 per share for the purchase of fixed assets)
 (Cash - $1,505,000)                                                                                                  2,901,700
Share proceeds to be received subsequent to March 31, 1995                                                             (819,459)

Shares issued for consulting and marketing services (note 12)
 (Cash-$Nil)                                                                                                          2,204,978
Less: consulting and marketing service not yet received         (2,086,685)                                          (2,087,500)

Share proceeds received from private placement on
 March 15, 1995 (Cash-$350,000)                                                                                         350,000

Shares issued to employees for employment services
 (note 11-xi)(Cash-$Nil)                                                                                                 74,409

Share issue costs                                                                                                      (779,495)

Translation adjustment                                                             (159,026)                           (159,026)

Net loss                                                                                         (5,068,583)         (5,068,583)
                                                           --------------------------------------------------------------------
Balance at March 31, 1995                                          (2,086,685)     (288,124)     (7,112,008)            222,909
                                                           --------------------------------------------------------------------





              The accompanying notes are an integral part of these
                       consolidated financial statements

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)

--------------------------------------------------------------------------------
                   CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
                                  (Unaudited)

                                                              SHARES                         AMOUNTS
                                                ------------------------------------  ---------------------
                                                                           Class B
                                                Preferred       Common      Common     Preferred    Common
                                                  Stock          Stock      Stock        Stock       Stock
                                                ------------------------------------   --------------------
Share proceeds received
 re Regulation S offering made
 before March 31, 1995
 (Cash - $225,280)                                                                      $    --    $    --

Consulting services received re
 shares issued before March 31, 1995
 (note 11-xi)(Cash-$ Nil)                                        14,582*                                14

Marketing services received re
 shares issued to L.L.
 Knickerbocker Co.
 (note 12) (Cash-$ Nil)                                         266,664*                               265

Shares issued to Directors as
 compensation (note 11-xi)
 (Cash-$Nil)                                                      98,858                                99

Shares issued to Amerasia for
 marketing services (note 11-xi)
 (Cash-$Nil)                                                                30,000
Less: services not yet received                                            (12,500)*

Shares cancelled (Cash-$Nil)                                        (171)                                1

Shares issued pursuant to S-8 for
 employees, consultants and a
 director (note 11-vii)(Cash-$Nil)                               770,000                               770
Less: employment and consulting
 services not yet received                                      (340,939)                             (341)

Shares issued to R. Zuk
 (Cash - $83,000)
Less: shares  proceeds to be received                            200,000                               200

Share proceeds received from private
 placement (Cash - $250,000)                                     250,000                               250

Shares issued upon exercise of
 warrants at Canadian $1 per
 share (Cash - $619,166)                                                     849,803

Shares issued to officers
 (note 11-iv)(Cash-$Nil)                                         630,000                               630

Shares issued to a consultant
 (note 11-xi)(Cash-$Nil)                                           7,500                                 8

Shares issued for investor relation
 services (note 11-vi)(Cash-$Nil)                                200,000                               200
Less: services not yet received                                 (200,000)                             (200)

Shares issued to employees for
 employment services
 (note 11-xi)(Cash-$Nil)                                                      14,176

Shares exchanged at per exchange
 agreement (Cash-$Nil)                                        1,133,365  (1,133,365)                1,134

Shares issued for conversion
 from debenture holders
 (Cash-$Nil)                                                     991,434                               992

Share issued cost from April 1,
 1995 to March 31, 1996

Translation adjustment

Net loss from April 1, 1995 to
 March 31, 1996
                                          ------------------------------------------    -------------------------
Balances as at March 31, 1996                          --      6,130,929   6,126,362    $     --     $6,131
                                          ------------------------------------------    -------------------------



                                                                                        AMOUNTS
                                                    ------------------------------------------------------------------------------
                                                        Paid in                                     Deficit Accumulated
                                                       Capital in                  Cumulative              During
                                                         Excess         Other      Translation           Development
                                                         of Par        Capital      Adjustment             Stage           Total
                                                    ------------------------------------------------------------------------------
Share proceeds received
 re Regulation S offering made
 before March 31, 1995
 (Cash - $225,280)                                    $819,459         $      --      $      --          $    --        $819,459

Consulting services received re
 shares issued before March 31, 1995
 (note 11-xi)(Cash-$ Nil)                                                 87,486                                          87,500

Marketing services received re
 shares issued to L.L.
 Knickerbocker Co.
 (note 12) (Cash-$ Nil)                                                 666,400                                          666,665

Shares issued to Directors as
 compensation (note 11-xi)
 (Cash-$Nil)                                            86,402                                                            86,501

Shares issued to Amerasia for
 marketing services (note 11-xi)




 (Cash-$Nil)                                            44,496                                                            44,496
Less: services not yet received                                         (18,630)                                         (18,630)
Shares cancelled (Cash-$Nil)                                (1)                                                               --

Shares issued pursuant to S-8 for
 employees, consultants and a
 director (note 11-vii)(Cash-$Nil)                     769,230                                                           770,000

 Less: employment and consulting
 services not yet received                                             (340,598)                                        (340,939)

Shares issued to R. Zuk
 (Cash - $83,000)                                      199,800                                                           200,000
Less: shares proceeds to be received                  (117,000)                                                         (117,000)

Share proceeds received from private
 placement (Cash - $250,000)                           249,750                                                           250,000

Shares issued upon exercise of
 warrants at Canadian $1 per
 share (Cash - $619,166)                               619,166                                                           619,166

Shares issued to officers
 (note 11-iv)(Cash-$Nil)                               826,245                                                           826,875

Shares issued to a consultant
 (note 11-xi)(Cash-$Nil)                                 9,836                                                             9,844

Shares issued for investor relation
 services (note 11-vi)(Cash-$Nil)                      262,300                                                           262,500
Less: services not yet received                                        (262,300)                                        (262,500)

Shares issued to employees for
 employment services
 (note 11-xi)(Cash-$Nil)                                22,716                                                            22,716

Shares exchanged at per exchange
 agreement (Cash-$Nil)                                  (1,134)                                                               --

Shares issued for conversion
 from debenture holders
 (Cash-$Nil)                                           728,537                                                          729,529

Share issued cost from April 1,
 1995 to March 31, 1996                               (214,357)                                                        (214,357)

Translation adjustment                                                                  47,224                           47,224


Net loss from April 1, 1995 to
 March 31, 1996                                                                                       (6,090,730)    (6,090,730)
                                             ----------------------------------------------------------------------------------
Balance as at March 31, 1996                        $14,013,062       $(1,954,327)    $(240,900)     $13,202,738    $(1,378,772)
                                             -----------------------------------------------------------------------------------

                                   -9-

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------
                   CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
                                  (UNAUDITED)

                                                                          SHARES
                                                        ------------------------------------------
                                                                                          Class B
                                                        Preferred         Common           Common
                                                          Stock            Stock            Stock
                                                        ------------------------------------------
Marketing services received
  re shares issued to L.L. Knickerbocker Co.
  (note 12) (Cash - $Nil)                                                 100,000*

Shares issued to Directors as compensation
 (note 11-xi) (Cash - $Nil)                                                34,445

Marketing services received from Amerasia
 (note 11-xi) (Cash - $Nil)                                                                  7,500*

Employment and consulting services received
  re S-8 (note 11-vii) (Cash - $Nil)                                      170,469*

Shares issued for conversion from debenture
  holders (note 11-x) (Cash - $Nil)                                       742,573

Preferred shares issued from private
  placement (note 11-xii) (Cash - $850,000)              850

Common shares issued for conversion from
  preferred stockholder  (note 11-xiii)
  (Cash - $Nil)                                         (500)           1,611,156

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                           929,100         (929,100)

Shares issued to employees for employment
  services (note 11-xi) (Cash - $Nil)                                      24,000

Shares issued in lieu of finder fee for
  debenture holders (note 11-xi) (Cash - $Nil)                             52,906

Shares issued in lieu of finder fee for
  preferred stockholders (note 11-xi)
  (Cash - $Nil)                                                           112,500

Share issue cost from April 1, 1996 to
  June 30, 1996

Translation adjustment

Net loss from April 1, 1996 to June 30, 1996
                                                        ------------------------------------------
Balance as at June 30, 1996                              350            9,908,078        5,204,762
                                                        ------------------------------------------
Marketing services received re shares issued
  to L.L. Knickerbocker Co. (note 12)
  (Cash - $Nil)                                                           100,000*

Marketing services received from Amerasia
  (note 11-xi) (Cash - $Nil)                                                                 5,000*

Employment and consulting services received
  re S-8 (note 11-vii) (Cash - $Nil)                                      170,469*

Shares issued for conversion from debenture
  holders (note 11-x) (Cash - $Nil)                                        47,059

Preferred shares issued from private placement
  (note 11-xii) (Cash - $200,000)                         200

Common shares issued for conversion from
  preferred stockholder (note 11-xiii)
  (Cash - $Nil)                                         (350)           1,426,636

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                           146,100         (146,100)

Shares issued for consulting services
  (note 11-xi) (Cash - $Nil)                                               40,000

Shares issued for office rental expense
  (note 11-xi) (Cash - $Nil)                                              615,780
Less: rental expense not amortized yet                                   (615,780)*

Shares issued to employee for employment
  services (note 11-xi) (Cash - $Nil)                                       2,000

Share issue cost from July 1, 1996 to
  Sept. 30, 1996

Translation adjustment

Net loss from July 1, 1996 to Sept. 30, 1996
                                                        ------------------------------------------

Balance as at Sept. 30, 1996                             200           11,340,342        5,063,662
                                                        ------------------------------------------


                                                                               Amounts
                                    ---------------------------------------------------------------------------------------------
                                                            Paid in                                  Deficit Accumulated
                                                           Capital in                   Cumulative         During
                                    Preferred   Common       Excess         Other      Translation       Development
                                      Stock      Stock       of Par        Capital      Adjustment         Stage           Total
                                    ---------------------------------------------------------------------------------------------
Marketing services received
  re shares issued to L.L.
  Knickerbocker Co. (note 12)
  (Cash - $Nil)                      $   --     $  100    $        --    $   249,900    $      --       $        --   $   250,000

Shares issued to Directors as
  compensation (note 11-xi)
  (Cash - $Nil)                                     34         15,466                                                      15,500

Marketing services received
  from Amerasia (note 11-xi)
  (Cash - $Nil)                                                               11,124                                       11,124

Employment and consulting services
  received re S-8 (note 11-vii)
  (Cash - $Nil)                                    170                       170,299                                      170,469

Shares issued for conversion from
  debenture holders (note 11-x)
  (Cash - $Nil)                                    743        309,257                                                     310,000

Preferred shares issued from
  private placement (note 11-xii)
  (Cash - $850,000)                       1                   849,999                                                     850,000

Common shares issued for
  conversion from preferred
  stockholder  (note 11-xiii)
  (Cash - $Nil)                          (1)     1,611         (1,610)                                                         --

Shares exchanged as per exchange
  agreement (Cash - $Nil)                          929           (929)                                                         --

Shares issued to employees for
  employment services (note 11-xi)
  (Cash - $Nil)                                     24         11,976                                                      12,000

Shares issued in lieu of finder
  fee for debenture holders
  (note 11-xi) (Cash - $Nil)                        53         52,853                                                      52,906

Shares issued in lieu of finder
  fee for preferred stockholders
  (note 11-xi) (Cash - $Nil)                       113         44,887                                                      45,000

Share issue cost from April 1,
  1996 to June 30, 1996                                      (166,574)                                                   (166,574)

Translation adjustment                                                                    (17,623)                        (17,623)

Net loss from April 1, 1996 to
  June 30, 1996                                                                                          (1,262,712)   (1,262,712)

                                    ---------------------------------------------------------------------------------------------
Balance as at June 30, 1996         $   --     $9,908    $15,128,387    $(1,523,004)   $(258,523)     $(14,465,450)  $(1,108,682)

                                    ---------------------------------------------------------------------------------------------
Marketing services received
  re shares issued to L.L.
  Knickerbocker Co. (note 12)
  (Cash - $Nil)                      $   --     $  100    $        --    $   249,900    $      --       $        --   $   250,000

Marketing services received
  from Amerasia (note 11-xi)
  (Cash - $Nil)                                                                7,506                                        7,506

Employment and consulting
  services received re S-8
  (note 11-vii) (Cash - $Nil)                      171                       170,299                                      170,470

Shares issued for conversion
  from debenture holders
  (note 11-x) (Cash - $Nil)                         47         49,953                                                      50,000

Preferred shares issued from
  private placement (note 11-xii)
  (Cash - $200,000)                                           200,000                                                     200,000

Common shares issued for
  conversion from preferred
  stockholder (note 11-xiii)
  (Cash - $Nil)                                  1,426         (1,426)                                                         --

Shares exchanged as per
  exchange agreement
  (Cash - $Nil)                                    146           (146)                                                         --

Shares issued for consulting
  services (note 11-xi)
  (Cash - $Nil)                                     40          9,960                                                      10,000

Shares issued for office rental
  expense (note 11-xi)
  (Cash - $Nil)                                    616        153,329                                                     153,945
Less: rental expense not
  amortized yet                                   (616)                     (153,329)                                    (153,945)

Shares issued to employee for
  employment services (note 11-xi)
  (Cash - $Nil)                                      2            498                                                         500

Share issue cost from July 1,
  1996 to Sept. 30, 1996                                      (58,167)                                                    (58,167)

Translation adjustment                                                                    (50,383)                        (50,383)

Net loss from July 1, 1996
  to Sept. 30, 1996                                                                                        (960,222)     (960,222)
                                    ---------------------------------------------------------------------------------------------
Balance as at Sept. 30, 1996         $   --    $11,840    $15,482,388    $(1,248,628)   $(308,906)     $(15,425,672)  $(1,488,978)
                                    ---------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                       THE TRACKER CORPORATION OF AMERICA
                         (A Development Stage Company)
_______________________________________________________________________________
                   CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
                                  (Unaudited)

                                                                    SHARES
                                              __________________________________________________

                                                                                    Class B
                                                 Preferred         Common            Common
                                                   Stock           Stock              Stock
                                              __________________________________________________

Reversal of marketing expenses
 from recovering 400,000 shares
 from L.L. Knickerbocker Co.
 (note 12) (Cash - $ Nil)
 - reversal of expenses                                               (66,664)*
 - cancellation of 400,000 shares

Employment and consulting services
 received re S-8 (note 11-xv)
 (Cash - $ Nil)                                                     1,104,087

Shares issued for conversion from
 debenture holders (note 11-x)
 (Cash - $ Nil)                                                       617,144

Common shares issued for conversion
 from preferred stockholder
 (note 11-xiii) (Cash - $ Nil)                       (200)          1,327,344

Shares exchanged as per exchange
 agreement (Cash - $ Nil)                                             165,405         (165,405)

Retail expense recognized
 (note 11-xi) (Cash - $ Nil)                                           34,210*

Shares issued pursuant to
 William Marches S-8 stock
 payment plan (note 11-xvi)
 (Cash - $ Nil)                                                       234,982

Shares issued to Directors as
 compensation (note 11-xv)
 (Cash - $ Nil)                                                       250,000

Shares issued for consulting services
 (note 11-xi) (Cash - $ Nil)                                          143,250

Translation adjustment

Net loss from Oct. 1, 1996 to
 Dec. 31, 1996
                                              __________________________________________________

Balance as at Dec. 31, 1996                           --           15,650,100        4,898,257
                                              ==================================================

(*) 781,570 common shares have been subscribed for but remain unissued as of Dec. 31, 1995.

The accompanying notes are an integral part of these consolidated financial statements.





                                                                                       AMOUNTS
                                              ____________________________________________________________________________________

                                                                                                             Detail
                                                                       Paid in                             Accumulated
                                                                      Capital in              Cumulative     During
                                               Preferred   Common       Excess       Other    Translation  Development
                                                 Stock     Stock        of Par      Capital   Adjustment      Stage         Total
                                              ____________________________________________________________________________________

Reversal of marketing expenses
 from recovering 400,000 shares
 from L.L. Knickerbocker Co.
 (note 12) (Cash - $ Nil)
 - reversal of expenses                                    $  (65)                $(166,600)                             $(166,665)
 - cancellation of 400,000 shares                                     $(999,600)    999,600

Employment and consulting services
 received re S-8 (note 11-xv)
 (Cash - $ Nil)                                             1,104       255,146                                            256,250

Shares issued for conversion from
 debenture holders (note 11-x)
 (Cash - $ Nil)                                               617       269,383                                            270,000

Common shares issued for conversion
 from preferred stockholder
 (note 11-xiii) (Cash - $ Nil)                              1,327        (1,327)                                                --

Shares exchanged as per exchange
 agreement (Cash - $ Nil)                                     165          (165)                                                --

Retail expense recognized
 (note 11-xi) (Cash - $ Nil)                                   34                    8,518                                   8,552

Shares issued pursuant to
 William Marches S-8 stock
 payment plan (note 11-xvi)
 (Cash - $ Nil)                                               235        57,765                                             58,000

Shares issued to Directors as
 compensation (note 11-xv)
 (Cash - $ Nil)                                               250        49,750                                             50,000

Shares issued for consulting services
 (note 11-xi) (Cash - $ Nil)                                  143        33,449                                             33,592

Translation adjustment                                                                            (5,918)                   (5,918)

Net loss from Oct. 1, 1996 to
 Dec. 31, 1996                                                                                                (872,865)   (872,865)
                                              _____________________________________________________________________________________

Balance as at Dec. 31, 1996                   $   --      $15,650   $15,146,789  $(407,110)    $(314,824) $(16,298,537)$(1,858,032)
                                              =====================================================================================


                                 -11-

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

REVENUE RECOGNITION AND DEFERRED REVENUE

Revenue for Company services is recognized on a straight-line basis over the term of the services offered and is shown net of sales discounts, allowances and 25% cancellation reserve. Amounts received for which service has not yet been provided, are recorded as deferred revenue. The average length of the membership agreement varies from monthly to a five-year period.

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



NOTE 4 - SHORT-TERM INVESTMENT:

The net amount of $177,768 ($221,190 at March 31, 1996) represents a short-term investment in 288,462 shares of Stratcomm Media Ltd., which is a publicly traded company on the Vancouver Stock Exchange, and represents less than a 4% interest in the company. The common shares owned by the Company were restricted from trading for a period of 12 months starting May 30, 1995. The investment, which is carried as available for sale, is carried at cost which approximates fair value less a 20% reserve provision.


NOTE 5 - PREPAID EXPENSES AND DEPOSITS:

Prepaid expenses and deposits comprise the following:

                                                      Dec. 31,        March 31,
                                                        1996            1996
                                                        ----            ----
Security deposit for merchant facility                $197,540        $      -
Marketing and celebrity                                      -         120,992
Other                                                   41,002          47,353
                                                      --------        --------
                                                      $238,542        $168,345
                                                      ========        ========

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DUE FROM SHAREHOLDERS:

Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE 7 - DEFERRED CHARGES:

Deferred charges consist of the following:

                                                       Dec. 31,         March 31,
                                                         1996             1996
                                                         ----             ----
Current:
 Deferred sales commission                            $1,499,181        $47,222
 Other                                                   411,760         26,528
                                                      ----------        -------
                                                      $1,910,941        $73,750
                                                      ==========        =======
Long term:
 Deferred sales commission                            $  270,104        $61,680
 Other                                                   138,029          4,554
                                                      ----------        -------
                                                      $  408,133        $66,234
                                                      ==========        =======

NOTE 8 - FIXED ASSETS:

Property and equipment consist of the following:

                                                      Dec. 31,        March 31,
                                                        1996            1996
                                                        ----            ----
Scanning equipment                                    $120,737        $106,471
Computer equipment                                     286,314         257,189
Computer software                                       32,237          31,988
Office furniture and equipment                          78,203          67,254
Leasehold improvements                                  98,546          66,840
Kiosk equipment                                         63,789          63,496
                                                      --------        --------
        Total original cost                            679,826         593,238
Less: Accumulated depreciation                         330,600         239,509
                                                      --------        --------
                                                      $349,226        $353,729
                                                      ========        ========


Depreciation expense for the nine months ended December 31, 1996 was $91,091 and was $111,070 for the year ended March 31, 1996.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM INVESTMENT:

In October 1996, the Company sold its 11.96% interest in C.E.M. Centry Electronic Monitoring Corporation ("Centry"), a publicly listed Canadian company trading on the Vancouver Stock Exchange for $37,037 cash, resulting in a loss of $13,414. Executive management believed it was in the best interest of the Company to help management focus on its core businesses.

NOTE 10 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                                      Dec. 31,        March 31,
                                                        1996            1996
                                                        ----            ----
Directors fees                                        $ 33,000        $ 11,000
Finder fees for convertible debentures                       -          52,906
Net reserve for subscriber cancellations               232,187               -
Others                                                 117,765         202,931
                                                      --------        --------
                                                      $382,952        $266,837
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

(ii) At December 31, 1996, all outstanding warrants to acquire exchangeable preference shares of the Canadian subsidiary at Canadian $14 per share had expired.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK (CONT'D):

(iv) (b) The Company issued the following options and warrants:

                                           FOR 9
                                          MONTHS                        FOR YEAR
                                           ENDED                          ENDED
                                         DEC. 31,        EXERCISE       MARCH 31,       EXERCISE
                                           1996           PRICE           1996           PRICE
                                     ------------------------------------------------------------
OPTIONS:
  Opening                                40,000           n/a            40,000          $7.95
    Granted during the period (*)             0                          10,000          $1.81
    Exercised during the period               0                               0            n/a
    Expired/cancelled during period           0                        (10,000)          $7.95
                                         ------                        --------
  Closing                                40,000                          40,000
                                         ======                        ========

(*) : 40,000 options were issued in July 1994 and 10,000 options were issued in September 1995 to non-employee directors and vest proportionately over a period of three years.


                                            FOR 9
                                           MONTHS                        FOR YEAR
                                            ENDED                          ENDED
                                          DEC. 31,        EXERCISE       MARCH 31,        EXERCISE
                                            1996           PRICE           1996             PRICE
                                      ------------------------------------------------------------------
WARRANTS (COMMON STOCK AND CLASS B):
  Opening                                  767,348          n/a         1,685,880             n/a
    Issued during the period                     0                        250,000           $5.00
    Exercised during the period                  0                      (849,803)        Cdn$1.00
    Expired during the period             (17,348)                      (318,729)       Cdn$14.00
                                          --------                      ---------
  Closing                                  750,000                        767,348
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

(ix) Other capital

As at December 31, 1996, 781,570 common shares have been subscribed for but remain unissued as the service for which these shares were subscribed for have yet to be received.

                                                                  FOR THE PERIOD
                                        ---------------------------------------------------------------  FROM INCEPTION
                                             3 MONTHS ENDED DEC. 31,            9 MONTHS ENDED DEC. 31,   (MAY 6, 1993)
                                                                                                         THROUGH DEC. 31,
                                        ---------------------------------------------------------------
                                               1996           1995           1996           1995              1996
                                        -------------------------------------------------------------------------------
OPENING,
Marketing services not yet received            $  833,000     $1,832,600     $1,332,800     $1,999,200     $        -
Deferred compensation costs                             -              -        340,599              -              -
Deferred consulting costs                         262,299        315,585        280,928         87,485              -
Rent                                              153,329              -              -              -              -
                                        -------------------------------------------------------------------------------
                                                1,248,628      2,148,185      1,954,327      2,086,685     $        -

SHARES SUBSCRIBED BUT NOT ISSUED,
Marketing services not yet received             (999,600)              -      (999,600)              -        999,600
Deferred compensation costs                       304,896        769,230        430,576        769,230      2,211,016
Deferred consulting costs                          91,214              -        101,174        306,796      1,794,197
Rent                                                    -              -        153,329              -        507,794
                                        -------------------------------------------------------------------------------
                                                (603,490)        769,230      (314,521)      1,076,026      5,512,607

CHARGED TO EXPENSE AS SERVICES ARE
RECEIVED,
Marketing services not yet received             (166,600)        249,900        333,200        416,500        999,600
Deferred compensation costs                       304,896        258,333        771,175        258,333      2,211,016
Deferred consulting costs                          91,214         23,597        119,803        102,293      1,531,898
Rent                                                8,518              -          8,518              -        362,983
                                        -------------------------------------------------------------------------------
                                                  238,028        531,830      1,232,696        777,126      5,105,497

CLOSING,
Marketing services not yet received                     -      1,582,700              -      1,582,700              -
Deferred compensation costs                             -        510,897              -        510,897              -
Deferred consulting costs                         262,299        291,988        262,299        291,988        262,299
Rent                                              144,811              -        144,811              -        144,811
                                        -------------------------------------------------------------------------------
                                               $  407,110     $2,385,585     $  407,110     $2,385,585     $  407,110
                                        ===============================================================================

 (x) For the three months ended December 31, 1996, 617,144 common shares were issued pursuant to the conversion of convertible subordinated debentures totalling $270,000. In November 1996, all holders of the convertible subordinated debentures were requested to extend maturity date from December 1, 1996 to June 1, 1997 on same terms and conditions. As at December 31, 1996 there remains outstanding $682,908 in convertible subordinated debentures with a maturity date of June 1, 1997. The remaining balance of $114,808 has been reclassified as debentures which have repayment terms over 12 months at a 4.75% interest rate.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK (CONT'D):


For nine months ended December 31, 1996, the Company paid $136,500 to a third party as finders fees in connection with the Company's private equity placement of the convertible preferred stock and the amount are included as a reduction in paid-in capital.

(xiii) As at December 31, 1996, 4,365,136 common shares were issued due to the conversion of 1,050 shares of convertible preferred stock totalling $1,050,000. As at December 31, 1996, no convertible preferred stock remains outstanding.

(xiv) On October 21, 1996, the Company's Prospectus on Amendment No. 4 of the Registration Statement on Form S-1 was declared effective by Securities and Exchange Commission at 4:00 pm (Eastern time).

(xv) In October 1996, the Company issued 677,083 shares of common stock pursuant to the registration statement on S-8 to five key employees and five outside (non-employee) directors as payment in lieu of salaries and consulting fees for the month of October, 1996 and annual fees. The shares were all valued at $0.18 per share. In November 1996, the Company issued 382,464 shares of common stock pursuant to the registration statement on S-8 to five key employees as payment in lieu of salaries and consulting fees for the month of November, 1996. The shares were all valued at $0.201 per share. In December 1996, the Company issued 294,540 shares of common stock pursuant to the registration statement on S-8 to five key employees as payment in lieu of salaries and consulting fees for the month of December, 1996. The shares were all valued at $0.348 per share.

(xvi) In October 1996, the Company entered into a one-year consulting agreement (the "Consulting Agreement") with a Consultant who was retained to provide advice to the Company concerning the Company's growth strategy, financial public relations obligations and future capital structure. Under the terms of the Consulting Agreement, the Company has agreed to pay the Consultant one hundred thousand (100,000) shares of the Company's common stock. As additional consideration, the Company has granted to the Consultant certain options to purchase up to a total of 900,000 shares of the Company's Common Stock (the "Options") for the price of the par value of the Common stock, $.001 per share. In addition, the Company has agreed to pay the Consultant $10,000 per month, for administrative expenses. The Company shall reimburse the Consultant for all other pre-approved expenses. In October 1996, the Company issued 100,000 shares of common stock pursuant to the registration statement on S-8 to Consultant as payment for consulting fees. The shares were valued at $0.28 per share. In November 1996, the Company issued 43,104 shares of common stock pursuant to the registration statement on S-8 to the Consultant for October administrative expense. The shares were valued at $0.232 per share. In December 1996, the Company issued 91,878 shares of common stock pursuant to the registration statement on S-8 to the Consultant for administrative expense. The shares were valued at $0.2177 per share.

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

Rental expense for nine months ended December 31, 1996 amounted to $150,286 and $233,705 for the year ended March 31, 1996.

EXCLUSIVE DISTRIBUTION RIGHTS

The Company amended its arrangement with Symbol Technologies Inc. for the exclusive right to use its PDF bar code scanning technology in Canada, the United States and Europe. The commitment under this arrangement is as follows:

                                   Units                        Amount
                          ------------------------     ------------------------
         1996                      830                        $554,000


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

On December 11, 1996, the Company entered into an agreement to end its relationship with Knickerbocker. The Company received 400,000 of the 800,000 restricted common shares back from Knickerbocker. These shares were immediately cancelled in treasury. As a result, the Company made an $166,666 credit adjustment to sales and marketing expenses in December 1996 and is reflected in the Consolidated Statement of Operations.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS (CONT'D):

The Company currently retains certain key management personnel under contract. Included in expenses are consulting and management fees paid under the aforementioned contracts totalling, in the aggregate, $351,436 for nine months ended December 31, 1996 and $589,390 for the year ended March 31, 1996.

Finders fees amounting to $25,870 for nine months ended December 31, 1996 and $Nil for the year ended March 31, 1996 paid to related parties in connection with the Company's private equity placement are included as a reduction in paid-in capital.

Commissions amounting to $Nil for nine months ended December 31, 1996 and $85,646 for the year ended March 31, 1996 were paid to related parties in connection with the issuance of convertible subordinated debentures.

See also Note 11(iv) and (vii).


NOTE 14 - INCOME TAXES:

The estimated deferred tax asset of $3,910,000 and $3,696,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to December 31, 1996 and March 31, 1996 respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $11,200,000 expire starting in 2001; the benefit of these losses has not been reflected in these consolidated financial statements.

                                              Dec. 31,        March 31,
                                                1996            1996
                                                ----            ----
Deferred tax liabilities                    $         0      $         0
Deferred tax assets
         Net operating losses                 3,910,000        3,696,000
                                             ----------      -----------
                                              3,910,000        3,696,000
Valuation allowance                          (3,910,000)      (3,696,000)
                                             ----------      -----------
                                            $        0       $         0
                                            ===========      ===========

The valuation allowance increased by $214,000 during nine months ended December 31, 1996.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CONVERTIBLE SUBORDINATED DEBENTURES:

The Company has outstanding at December 31, 1996 convertible subordinated debentures in the amount of $682,908 bearing interest at 15% annually, which are repayable within one year. The interest payments are payable monthly in advance. The principal amount may be converted, at the holder's option, into shares of the Company's common stock, in whole or in part, beginning on October 1, 1995 at a conversion price as shown below. The debentures are subordinated to all other indebtedness incurred by the Company. The following lists the conversion rates:

                                                                              No. of shares
         Principal              Conversion rate                               on conversion
         ---------              ---------------                               -------------
         $150,000               $0.4375 per share of common stock                342,858
          352,908               $0.9375 per share of common stock                376,436
           75,000               $1.00 per share of common stock                   75,000
           30,000               $1.06 per share of common stock                   28,302
           20,000               $1.0625 per share of common stock                 18,824
           30,000               $1.10 per share of common stock                   27,273
           25,000               $1.25 per share of common stock                   20,000
         --------                                                                -------
         $682,908                                                                888,693
         ========                                                                =======

Total interest paid and included in general and administrative expenses is $203,329 for nine months ended December 31, 1996 and $181,311 for year ended March 31, 1996.


NOTE 16 - SUBSEQUENT EVENTS:

In January 1997, the Company issued 39,370 shares of common stock pursuant to the registration statement on S-8 to the Consultant for December 1996 administrative expense. The shares were valued at $0.254 per share. See Note 11
(xvi) - Capital Stock.

In January 1997, the Company issued 45,913 shares of common stock pursuant to the registration statement on S-8 to one outside (non-employee) director as payment in lieu of annual fees. The shares were all valued at $0.244 per share. See Note 11 (xv) - Capital Stock

In February 1997, the Company issued 31,447 shares of common stock pursuant to the registration statement on S-8 to the Consultant for January 1997 administrative expense. The shares were valued at $0.318 per share. See Note 11
(xvi) - Capital Stock

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

OVERVIEW

         Prior to the Reorganization effective July 12, 1994, Tracker U.S. (then Ultra Capital Corp.) had been inactive for the preceding several years and had conducted no significant operations or activities. Tracker Canada, which originated the present line of business, had its inception on May 6, 1993. During the period from inception to September 30, 1994, the Company was engaged in organizational efforts, including the hiring of technical and management personnel. During that time, the Company focused on the research and development of advanced bar code and laser scanning technology, entered into agreements or understandings with key suppliers, prepared the business and marketing plan, programmed the software and filed for patent and trademark protection in Canada and the United States. The Company is a development stage company that has developed and begun to market, sell and operate a personal property identification and recovery system and a card registration service. The Company launched its personal property identification and recovery service in a limited test market in Toronto, Canada in October 1994 and is slowly continuing to expand its service throughout Canada. The Company recently began test marketing in the United States and has begun to introduce its service to various communities in the United States. The Company offers its services through diverse marketing channels such as joint promotional partners (i.e., Samsonite Canada, Inc.), selected retailers (i.e., Sony of Canada Ltd.), direct response, door-to-door canvassing, telemarketers (i.e., Datatrack, Inc., Executive Industries Limited, and GEP Limited selling the Company's new card registration service) and network referral marketers (i.e., Tracker Referral Network International, Inc. selling home-based business opportunities utilizing the Company's products and services).

THE COMPANY'S MARKETING STRATEGY

         THE PERSONAL PROPERTY IDENTIFICATION AND RECOVERY SYSTEM. The Company is attempting to position itself as a credible and worthwhile, but not fail safe, service that provides peace of mind (like insurance) and has a favorable price-to-value relationship. The guiding principle behind the Company's marketing strategy is that the Company is in the business of providing a totally integrated personal property identification and recovery service, not merely selling identification labels. The benefit of this service to the Company's members is an increase in the probability of recovery of the members' lost and stolen possessions. Thus, one key to the Company's long-term success will be the effectiveness of the Company's personal property identification and recovery system in helping to improve the existing low recovery rates. There can be no assurance, however, that the Company will be able to achieve any particular increase in these recovery rates for its members or to increase the overall recovery rate for lost and stolen items in general. As of February 4, 1997, the Company had made 185 successful recoveries of its members' personal possessions.

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

         THE CARD REGISTRATION SERVICE. The Company is currently gaining a small market share in the card registration industry. The Company believes that it not only offers a competitive product, but also adds the extra feature of its recovery services to the list of benefits offered to members of the card registration service. Currently, the Company piggybacks on the infrastructure that it has established for its personal property identification and recovery system and is currently generating approximately 98% of its revenue from this service.

THE COMPANY'S PLAN OF DISTRIBUTION

         THE PERSONAL PROPERTY IDENTIFICATION AND RECOVERY SYSTEM. The Company is approaching the distribution of subscriptions to its personal property identification and recovery service in several ways.

         First, the Company is selling its service at the "grass roots" level via direct marketing. The Company anticipates that this direct marketing will be through door-to-door canvassing in major urban high density locales, through telemarketing, through direct mail solicitations, through multi-level marketing or through a combination of one or more of these techniques. On April 8, 1996, the Company entered into a marketing agreement with Tracker Referral Network International, Inc. ("Tracker Referral"), a direct sales company in the business of marketing through independent distributors using a proprietary marketing plan. Under the agreement, Tracker Referral was appointed as the Company's exclusive multi-level marketing company in the United States and was granted non-exclusive rights to make direct commercial sales to third party businesses in the United States, in both cases provided that certain sales quotas are achieved. The agreement is for an initial term of five years and automatically renews for an additional five years upon Tracker Referral's attainment of the specified sales quotas. Additionally, the Company is obligated to provide the Company's products and marketing materials to Tracker Referral at prices specified in the agreement.

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

         The Company also plans to establish promotional programs with other selected national retail chains chosen for their potential to lend credibility to the Company's service and for their reach in selected markets. The Company believes its service adds value to retailers' products because the service shows that the retailers care about their customers and their customers' ability to recover lost or stolen items. To encourage such retailers to promote the Company's service as a value added to the items purchased from the retailers, the Company may provide retailers with commissions, limited time exclusivity within a particular market, cooperative marketing and advertising funding, and special timed promotions. In addition, the Company has entered into an agreement with Merchant Partners Limited Partnership ("Merchant Partners") through which Merchant Partners will actively introduce and promote the Company to, among others, Montgomery Ward & Co. Incorporated ("Montgomery Ward"), ValueVision International, Inc., and all subsidiaries of Montgomery Ward (collectively, "Prospects"). As a result of the Merchant Partners agreement, Tracker is currently test marketing its service in conjunction with Montgomery Ward's Home Protection Program.

         Third, although the Company does not anticipate that such programs will constitute a large percentage of its sales, the Company is developing other joint promotions (such as the arrangement with Samsonite described above), a bulk sales program in which the Company would sell its service in bulk to, for example, product manufacturers, and a fixed asset management program.

         THE CARD REGISTRATION SERVICE. In addition to the Company's personal property identification and recovery system, the Company has implemented and is currently offering a card registration service marketed through telemarketers. This service permits a member, with a single toll free phone call, to: (i) cancel all of the member's lost or stolen cards (whether they be debit cards, gas cards, automated bank teller cards, department store cards or credit cards);
(ii) request replacement cards; (iii) request a change of address for all cards;
(iv) receive $15,000 in travel insurance on common carrier; (v) receive $2,000 in AD&D insurance; (vi) receive $500 in airline discounts; and (vii) be covered on fraudulent charges up to $10,000.

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

Subsequent purchases of Tracker products or membership term renewals and upgrades are sold separately. The package includes 24 possession labels, 8 clothing labels and an assortment of 10 shoe, key, luggage, and pet tags. This service has recently been upgraded to include the cost of returning possessions to members.

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

         UPGRADES. All members, regardless of the program they originally sign up for, have the opportunity to purchase upgrade products or services offered by the Company such as increasing the number of years of service, purchasing the card registration service, or purchasing extra cloth or adhesive labels or shoe, pet, key, or luggage tags.

         CHILD IDENTIFICATION. The Company is offering a special "Tracker Service" package to parents for added protection for their children. The package includes 8 possession labels, 24 clothing labels, an assortment of 10 shoe, key, and luggage tags, a photo and fingerprint kit and special safety tips for parents and kids.

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

                  Number of
                  Subscribers                        Per Capita Amount
                  -----------                        -----------------
                  0 - 1,000,000                      $0.20 (20 cents)
                  1,000,001 - 5,000,000              $0.10 (10 cents)
                  More than 5,000,000                $0.075 (7.5 cents)

GENERAL

         During the nine months ended December 31, 1996, the Company incurred a net loss of $3,095,799 and, at the end of such period, had an accumulated deficit of $16,298,537. The Company expects to continue to incur losses through at least March 31, 1997. From the date of inception (May 6, 1993) through December 31, 1996, the Company had realized revenues of $1,011,954. Although the Company has begun to achieve ongoing significant cash flows from sales of approximately $150,000 per month from January 1996 to June 1996, $400,000 per month from July 1996 to September 1996 and approximately $800,000 since September 30, 1996, the Company will require additional capital in order to implement its business plan in the manner contemplated. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company. See "Capital Requirements" below.

         Historical financial information prior to the Reorganization effective July 12, 1994 is that of Tracker Canada. Revenue for Company services is recognized on a straight-line basis over the term of service offered (presently 12 to 60 months). Amounts received for which service has not yet been provided are recorded as DEFERRED REVENUE. As at December 31, 1996 the amount of deferred revenue (current and long term) was $3,486,157 compared with $294,124 as at March 31, 1996.

         Company is continuing to develop its website on the internet under the address "WWW.TRACKER.COM" which will enable clients, subscribers, suppliers, shareholders, brokers and investors, access to information about the Company and its current activities on a 24 hour basis. The Company's website was operational at the end of November 1996.


RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995.

         Cash sales for the third quarter ended December 31, 1996 increased to $2,374,011 as compared to $26,422 a year ago. Since the Company recognizes these cash sales on a straight-line basis over the term of service offered, recorded revenues for the third quarter ended December 31, 1996 increased 2700% to $651,357 as compared to $22,932 a year ago, while recorded revenues for the nine months ended December 31, 1996 increased 1230% to $895,245 as compared to $67,198 a year ago. The increase in the third quarter and nine months revenues was due primarily to the increase in sales of the Company's Card Registration service.

                                 3rd Qtr Dec 31,                 YTD (9 mths) Dec 31,
                            -------------------------           ----------------------

                            1996              1995              1996              1995
                            ----              ----              ----              ----
Cash Sales              $ 2,374,011       $    26,422       $ 4,084,640       $   151,073

Revenue                 $   651,357       $    22,932       $   895,245       $    67,198
Net Income(losses)      $  (872,865)      $(1,556,807)      $(3,095,799)      $(4,690,709)

         During the nine months ended December 31, 1996, the Company incurred a net loss of $3,095,799 as compared to a net loss of $4,690,709 for the nine months ended December 31, 1995. These losses included total development costs in the amount of $3,430,629 for the nine months ended December 31, 1996 as compared to $4,729,475 for the nine months ended December 31, 1995. Included in the deficit for the nine months ended December 31, 1996 are non-operating expenditures in the amount of (1) $203,328 in interest expense incurred as a result of raising capital through convertible debentures; (2) $199,336 relating to legal, audit and printing fees for the filing of the Registration Statement on Form S-1, and amendments thereto; (3) $472,956 reflecting non-cash outlays which included (a) $454,326 associated with the development of the Company's direct selling commercial through its contract with The L.L. Knickerbocker Company and the costs associated with fees to cover its celebrity spokesperson, Angie Dickinson, and (b) $18,630 associated with the services provided under the Amerasia contract; (4) $43,422 for a reserve provision on the Company's short term investment; and (5) $91,592 associated with the non-cash outlay relating to the issuance of 378,232 shares of Common Stock to outside consultants as payment in lieu of fees.

         In November 1996, the Company opened a processing and fulfillment center in Atlanta, Georgia. The decision to expand to Atlanta was made to help facilitate the Company's growth plans by increasing operations currently housed in Toronto and manage and operate the Company's fulfillment and card processing functions.

         In December 1996, the Company entered into an agreement to end its relationship with Knickerbocker. The Company received 400,000 of the 800,000 restricted common shares back from Knickerbocker. These shares were immediately canceled in treasury. As a result, the Company made an $166,666 credit adjustment to sales and marketing expenses in December 1996 and is reflected in the Consolidated Statement of Operations.

         The Company is continuing in its efforts to minimize its operating cash "burn" rate and has reduced its expenditures by an additional 30% when comparing the nine months ended December 31, 1996 to nine months ended December 31, 1995. The reader should note that the Company has generated on average approximately $800,000 per month gross sales (i.e. earned and deferred) since September 30, 1996. Although no assurances can be given, management expects the sales trend to continue for the next 12 months and anticipates exceeding the break-even point within the next 2 quarters.

LIQUIDITY AND CAPITAL RESOURCES

         From inception at May 6, 1993 through December 31, 1996, the Company has received approximately $10,445,040 in net cash from financing activities, some of which activities are noted below.

         During the nine months ended December 31, 1996, the Company's net cash used in operations was $584,990 as compared to $3,191,282 for the nine months ended December 31, 1995. The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, a card registration service, labels, packaging, marketing and advertising materials and plans, the development of a scanning network, and initial sales and promotional commitments leading and subsequent to the Canadian market launch in October 1994 and the buildup for the launch into the United States.

         As of December 31, 1996, the Company had total current assets of $2,648,150 as compared to $665,102 at March 31, 1996. Current assets consisted of cash in the amount of $163,363 as of December 31, 1996 as compared to $78,844 at March 31, 1996, short-term investments in the amount of $177,768 as of December 31, 1996 as compared to $221,190 at March 31, 1996, accounts receivable in the amount of $77,115 as of December 31, 1996 as compared to $7,361 at March 31, 1996, prepaid expenses and deposits in the amount of $238,542 as of December 31, 1996 as compared to $168,345 at March 31, 1996, inventories in the amount of $80,421 as of December 31, 1996 as compared to $115,612 at March 31, 1996, and current deferred charges in the amount of $1,910,941 as of December 31, 1996 as compared to $73,750 at March 31, 1996. As of December 31, 1996, the Company had amount due from stockholders in the amount of $60,725 as compared to $58,226 at as of March 31, 1996, long-term deferred charges totaling $408,133 as compared to $66,234 at March 31, 1996, net fixed assets totaling $349,226 as compared to $353,729 at March 31, 1996, and long-term investments in the amount of $nil as compared to $50,451 at March 31, 1996. As of December 31, 1996, the Company had liabilities of $4,653,124 as compared to $2,393,631 at March 31, 1996. Such liabilities consisted of accounts payable in the amount of $657,441 as of December 31, 1996 as compared to $551,553 at March 31, 1996, accrued liabilities in the amount of $382,952 as of December 31, 1996 as compared to $266,837 at March 31, 1996, deferred revenues in the amount of $2,815,015 as of December 31, 1996 as compared to

$115,241 at March 31, 1996, debentures in the amount of $114,808 as of December 31, 1996 as compared to $nil at March 31, 1996, and convertible subordinated debentures in the amount of $682,908 as of December 31, 1996 as compared to $1,460,000 at March 31, 1996. The Company had long-term deferred revenues in the amount of $671,142 as of December 31, 1996 as compared to $178,883 at March 31, 1996.

         The increased sales activity of the Company, has caused material changes to the Company's, long-term deferred charges and long-term deferred revenues. During the nine months ended December 31, 1996, the Company has experienced the fastest rate of growth in terms of sales activity with respect to sales of its card registration service. For the nine month period ended December 31, 1996, the Company had experienced sales activity at approximately the following amounts: card registration service - $3,997,399, and all other personal property identification and recovery services - $87,243. Although there can be no assurance that the Company's sales will increase or that these trends will continue, management believes that sales activity will continue to grow at least at its current pace for the next 12 months.

         As of December 31, 1996 and March 31, 1996, respectively, the Company had accumulated deficits of $16,298,537 and $13,202,738. To date, the Company has financed its research and development activities and operations primarily through the private placement by Tracker U.S. of First Series Convertible Debentures aggregating $1,000,000 from July to October 1995, the private placement by Tracker U.S. of Second Series Convertible Debentures aggregating $1,189,529 through March 1996, the sale by Tracker U.S. of a total of 1,810,000 shares of Common Stock in private placements, and the sale by Tracker U.S. pursuant to Regulation S under the Securities Act of 1,050 shares of Preferred Stock for $1,050,000 during April, May and August 1996.

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

         The Company has a short-term investment, recorded at $177,768 (which is the Company's original cost of $220,110 (CDN $1.04 per share) less a 20% reserve provision), in 288,462 shares of Stratcomm Media Ltd. ("Stratcomm"). The Company was contractually prohibited from selling such shares until May 30, 1996, and, therefore, could not recover its investment in such shares until that date. Absent any unforeseen circumstance such as a significant decline in the price of the Stratcomm stock, the Company intends to sell the Stratcomm shares as soon as possible in order to improve its liquidity.

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

CAPITAL REQUIREMENTS

         Although the Company has been generating gross cash flows from sales of approximately $150,000 per month from January 1996 to June 1996, $400,000 per month from July 1996 to September 1996, and approximately $800,000 per month since September 1996 the Company will require additional capital in order to continue the Canadian and United States roll-outs and otherwise implement its business plan in the manner contemplated. The acquisition of equipment, establishment of distribution channels and conduct of a comprehensive marketing and advertising campaign are crucial to the Company's success. The Company will require additional debt or equity funding to conduct and complete such activities. No assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all. If the Company does not receive sufficient funding on acceptable terms, this could prevent or delay the marketing, sale and operation of the Company's services and may have a material adverse effect on the Company's business, operating results and financial condition.

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

         Tracker Canada advanced $50,451 under the debenture to Centry and received a further 122,727 common shares for a total of 633,002 common shares representing approximately 11.96% of Centry's common shares issued. Subsequently, the Company entered into agreements with

Centry which released the Company from its obligation to fund the balance under the debenture and which provided that the Company would receive a 3% commission of total gross revenues on any deal entered into by Centry with certain companies, while Tracker gave up the voting trust and option agreement. The Company has satisfied all of its administrative services obligations to Centry. In October 1996, the Company sold its interest in Centry for $37,037 as management wished to keep focused on its core businesses and Centry did not fit into future plans. See Note 9 - Long-Term Investment in the consolidated financial statements for December 31, 1996.

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

                                     PART II

                                OTHER INFORMATION

--------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

EXHIBITS

        Exhibit 27 is the only exhibit filed with this report Form 10-Q for the three months ended December 31, 1996.

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

  10.7++++ Lease dated October 18, 1993 between The Dundas/Edward Center Inc. and The Tracker Corporation

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

 ++ Incorporated by reference from the Registrant's Current Report on Form 8-KA dated February 28, 1995 (filed March 15,
                   1995).

 +++ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 29, 1994 (filed August 12,
                   1994).

 ++++ Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-99686) and amendments thereto.

 * Incorporated by reference from the Registrant's Report on Form 10-K dated March 31, 1996 (filed July 15, 1996).

REPORTS ON FORM 8-K

         During the quarter ended December 31, 1996, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         Date:    February 10, 1997

                                   THE TRACKER CORPORATION OF AMERICA,
                                   a Delaware corporation



                                   By:  /s/ Mark J. Gertzbein
                                        ----------------------------------------
                                        Mark J. Gertzbein, Secretary and
                                          Treasurer
                                        (Principal Accounting and Financial
                                          Officer)