Form 10-K
period 1997-03-31
TRACKER CORP OF AMERICA
filed 1997-07-07
CIK 789853

Date Filed: July 3, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)
  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended MARCH 31, 1997 or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from _______________________________________

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

180 DUNDAS STREET WEST, SUITE 1502, TORONTO, ONTARIO, CANADA      M5G 1Z8
          (Address of Principal Executive Officer)               (Zip Code)

                                 (416) 595-6222
              (Registrant's Telephone Number, Including Area Code)

  Securities registered pursuant to Section 12(b) of the Act:  NONE

  Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of June 30, 1997, there were issued and outstanding 16,823,277 shares of the Registrant's Common Stock, par value $0.001 per share, and 4,830,394 shares of the Registrant's Class B Voting Common Stock, par value $0.00000007 per share. Thus, in aggregate, as of June 30, 1997, there were issued and outstanding 21,653,671 shares of the Registrant's common and Class B voting shares, of which 16,963,905 shares of the Registrant's voting stock are held by non-affiliates. The aggregate market value of the common and Class B voting shares held by non-affiliates at such date was $2,544,586 (calculated on the basis of $0.15 per share which was the average of the high bid and low asked quotations for the Registrant's common stock on the OTC Bulletin Board on such date).

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


                                   -- None --

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page

PART I

1.      Business                                                               4
2.      Properties                                                            19
3.      Legal Proceedings                                                     20
4.      Submission of Matters to a
        Vote of Security Holders                                              20

PART II

5.      Market for Registrant's Common Equity
        and Related Stockholder Matters                                       20
6.      Selected Consolidated Financial Data                                  22
7.      Management's Discussion and Analysis
        of Financial Condition and Results of Operation                       22
7A.     Quantitative and Qualitative Disclosures About Market Risk            32
8.      Financial Statements and Supplementary Data                           32
9.      Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                                32

PART III

10.     Directors and Executive Officers of Registrant                        32
11.     Executive Compensation                                                35
12.     Security Ownership of Certain Beneficial Owners
        and Management                                                        46
13.     Certain Relationships and Related Transactions                        47

PART IV

14.     Exhibits, Financial Statement Schedules
        and Reports on Form 8-K                                               53
15.     Signatures                                                            56


FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                   58

                                     PART I

                                ITEM 1. BUSINESS

CORPORATE HISTORY

     Tracker U.S.'s predecessor was originally incorporated in Utah in February 1986 under the name Equitec Capital Corporation to serve as a vehicle to acquire or merge with an operating company. It changed its name to E-Tech Capital Corporation in March 1986 and to E-Tech, Incorporated in February 1987. In July 1992, Tracker U.S.'s predecessor changed its state of incorporation from Utah to Nevada through a change in domicile merger and, in connection therewith, changed its name to Ultra Capital Corp. Prior to the Reorganization discussed in the next paragraph, Tracker U.S.'s predecessor had been inactive for the preceding several years and had conducted no significant operations or activities.

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

     The Company launched its service in a limited test market in Toronto, Canada in October 1994 and is slowly continuing to expand its service throughout Canada. The Company has begun to introduce its service to various communities in the United States. The Company offers its services through diverse marketing channels such as joint promotional partners, selected retailers, direct response, telemarketers, and network referral marketers. To facilitate its identification and recovery service, the Company is attempting to organize a network of strategic partnerships and scanning locations in high traffic public areas, including courier companies, law enforcement agencies, lost and found departments and major tourist attractions. There can be no assurance, however, that the Company will be able to establish and maintain such a network or successfully market its service through such channels. In addition, there can be no assurance that competitors will not enter the market with similar or superior products and services. See "BUSINESS - Competition". The continuation of the Canadian and United States roll-outs and the development of future markets will depend on certain factors, including demand for the Company's service and adequate financing and capital, over which the Company may have little control.

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

The following diagram illustrates the corporate structure of Tracker U.S. and its subsidiary:

                           ---------------------------
                           | The Tracker Corporation |
                           |       of America        |
                           |    ("Tracker U.S.")     |
                           ---------------------------
                                        |
                           ---------------------------
                           | The Tracker Corporation |
                           |   ("Tracker Canada")    |
                           |(wholly-owned subsidiary |
                           |    of Tracker U.S.)     |
                           ---------------------------
                                        |
                           ---------------------------
                           | 614593 Alberta Limited  |
                           |   ("614593 Alberta")    |
                           |(wholly-owned subsidiary |
                           |   of Tracker Canada)    |
                           ---------------------------

     Tracker U.S. is the parent company of Tracker Canada and generally provides management, accounting, tax and capital raising functions. Sales and contractual relationships are made through both Tracker U.S. and Tracker Canada. Tracker Canada is a wholly-owned subsidiary of Tracker U.S. and generally provides all support services and operational functions to support sales activities, including staffing and facilities. 614593 Alberta is a wholly-owned subsidiary of Tracker Canada which has no material assets and conducts no activities.

NEED FOR THE COMPANY'S PERSONAL PROPERTY IDENTIFICATION AND RECOVERY SYSTEM

     The Company believes that only a portion of the population has taken steps to label or otherwise identify its belongings in the past because of skepticism concerning the possibility of recovery and the value of taking measures to increase the likelihood of recovery. In addition, the Company believes that various existing methods of labeling or otherwise identifying valuables have not achieved mass market acceptance, create concerns for security conscious owners, or have been ineffective in returning valuables to their owners because many owners record only the serial numbers of their possessions, thus making it almost impossible for the police or a "Good Samaritan" to trace the owners and return the possessions.

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

     The Company plans to expand its recovery service by having manufacturers of products such as computer chips, bicycles, power tools, electronic equipment, cameras and auto parts apply the Company's coding, through laser etching or other methods, directly onto or into products at the source of manufacture. The Company believes that this expansion of its service will be attractive to manufacturers because (i) it will add value to their products by showing that they care about their customers and their customers' ability to recover lost or stolen items and (ii) the coding will enhance the ability of manufacturers and distributors to combat retail and warranty fraud. Currently, however, the Company does not have a contract with any manufacturer to laser etch the Company's coding or to directly apply the coding at the source of manufacture using any other method. The Company anticipates that if such contracts are procured, the manufacturers will absorb the cost of laser etching either directly or indirectly (i.e. in the unit price charged to the manufacturers by the Company). There can be no assurance, however, that the Company will be able to successfully expand its service in this fashion.

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

     THE IDENTIFICATION DEVICE. The Company offers its members special encoded labels that are attached to the members' personal possessions and contain ownership information in advanced bar code form (PDF 417 symbology). In addition to the coding, a North American 1-800 number, a toll free worldwide number, and the "call to action" phrase "IF FOUND CALL TRACKER" are printed on the labels. The Company believes that its labels provide a better method of identification that will remain on possessions and will remain intact because the labels: (i) use a 1.0 mil strong, permanent acrylic adhesive; (ii) have high cohesion; (iii) have good resistance to heat, cold and ultraviolet rays; (iv) have good quick-stick, peral and shear strength; (v) include a hard layer coating on the exterior of the label for abrasion resistance and resistance to solvents; and
(vi) are read by PDF 417 technology which allows scanning even if the labels are partially defaced. There can be no assurance, however, that the Company's labels will not be removed. Any failure of the labels to adhere properly could damage the credibility of the Company's property identification and recovery service and could have a material adverse effect on the Company's business, operating results and financial condition.

     THE SCANNING NETWORK. The Company has begun to locate the scanning equipment required to scan the PDF 417 encoded labels at key points of recovery in major metropolitan areas in North America. The average cost to the Company to install scanning equipment is $2,500 per installation. Scanning locations are expected to include police stations, major transportation lost and founds, and certain high traffic public facilities, such as theme parks and other tourist attraction venues. In addition, arrangements have been made with a national courier company in Canada, Purolator Courier Ltd. ("Purolator"), to maintain scanning locations. As of June 30, 1997, the Company had placed scanners into 39 police stations and other sites in Canada (15 in Ontario and 24 outside Ontario). Negotiations to place scanners in the United States have begun. As of June 30, 1997, the Company had letters of intent from more than 125 police and sheriff locations throughout the United States to accept the Company's scanners, and had already installed 29 scanners in the United States pursuant to those letters of intent. There can be no assurance that these letters of intent will result in additional placed scanners or that the Company will be able to continue to establish strategic or centrally located scanners throughout a wide geographic area. Any failure to place additional scanners could damage the credibility of the Company's property identification and recovery system and could have a material adverse effect on the Company's business, operating results and financial condition.

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

     No security system or procedures are foolproof. Any material breach of security may damage the credibility of the Company's personal property identification and recovery service and could have an adverse effect on the Company's business, operating results and financial condition.

     THE PICK UP AND DELIVERY SYSTEM. Once the label has been scanned and the computer database has notified a Company service representative of the location and owner of an article, a Company service representative then notifies the member that his or her possession has been found and informs the member of the item's location. The identified item may then be picked up by the member or, upon the member's request, delivered to the member safely and promptly by courier.

THE COMPANY'S CARD REGISTRATION SERVICE

     In addition to the Company's personal property identification and recovery system, the Company has implemented and is currently offering a card registration service marketed through telemarketers. This service permits a member, with a single toll free phone call, to: (i) cancel all of the member's lost or stolen cards (whether they be debit cards, gas cards, automated bank teller cards, department store cards or other credit cards); (ii) request replacement cards; (iii) request a change of address for all cards; (iv) receive $15,000 in travel insurance on common carriers; (v) receive $2,000 in Accidental Death & Dismemberment insurance; (vi) receive $500 in airline discounts; and (vii) be covered on fradulent charges up to $10,000.

PRODUCT DEFINITIONS

     The following describes many of the products offered by the Company. The typical retail pricing for the basic Tracker service is $39.95. The consumer usually pays for the Company's services unless the consumer receives the service in connection with a promotional deal with a manufacturer or retailer. The product configurations offered vary and are subject to change.

     BASIC TRACKER SERVICE. This is a service to aid in the identification and recovery of members' lost or stolen possessions. The initial purchase is packaged as a membership service term, typically between one to three years, and a supply of Tracker identification products. Subsequent purchases of Tracker products or membership term renewals and upgrades are sold separately. The package includes 24 possession labels, 8 clothing labels and an assortment of 10 shoe, key, luggage, and pet tags.

     TRACKER CARD REGISTRATION SERVICE. The Company offers members of this program the benefit and convenience of card registration. For a description of the Company's card registration business, see "BUSINESS - The Company's Card Registration Service". This 1 year renewable service includes 24 identification labels, a card registration form and an indemnification certificate.

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

     LASER ETCHING THE TRACKER RECOVERY INSIGNIA. In order to push demand through to retail level consumer purchase and registration of marked products, the Company is encouraging the volume purchase by manufacturers of licenses for "Recovery Insignia" laser etching on consumer products at point of manufacture with PDF 417 capable laser drivers. Currently, the Company does not have a contract with any manufacturer to laser etch the Company's coding or to directly apply the coding at the source of manufacture using any other method. There can be no assurance that the Company will be able to successfully expand its service in this fashion.

THE IACP ENDORSEMENT

     The Company has secured, for its personal property identification system, the endorsement of the International Association of Chiefs of Police (the "IACP"), a nonprofit organization of approximately 14,000 members from the world's law enforcement community founded in 1893. The Company's present license agreement with the IACP runs through February 12, 1999. Under the license agreement with the IACP, the Company has agreed to pay the IACP the greater of $100,000 per year or a fee based on the total number of subscribers of the Company calculated as follows:

                Number of
                Subscribers                     Per Subscriber Amount

                0 - 1,000,000                           $0.20
                1,000,001 - 5,000,000                   $0.10
                More than 5,000,000                     $0.075

THE COMPANY'S MARKETING STRATEGY

     THE PERSONAL PROPERTY IDENTIFICATION AND RECOVERY SYSTEM. The Company is attempting to position itself as a credible and worthwhile, but not fail safe, service that provides peace of mind (like insurance) and has a favorable price-to-value relationship. The guiding principle behind the Company's marketing strategy is that the Company is in the business of providing a totally integrated personal property identification and recovery service, not merely selling identification labels. The benefit of this service to the Company's members is an increase in the probability of recovery of the members' lost and stolen possessions. Thus, one key to the Company's long-term success will be the effectiveness of the Company's personal property identification and recovery system in helping to improve the existing low recovery rates. There can be no assurance, however, that the Company will be able to achieve any particular increase in these recovery rates for its members or to increase the overall recovery rate for lost and stolen items in general. As of May 31, 1997, the Company had made 136 successful recoveries of its members' personal possessions. In addition, although the Company's service is not predicated on reports of losses, the Company encourages its members to notify the Company of any such losses.

     Another portion of the Company's marketing strategy is to pursue an aggressive and preemptive North American roll-out of the Company's service. By establishing a critical mass of labels in the marketplace, the Company hopes to establish a de facto "identification" standard. The Company believes that this can be done if (1) the initial distribution of labels is performed on a large scale and done quickly and (2) the public is confident that the Company's personal property identification and recovery system improves recovery rates and therefore is of value to the consumer. The Company is attempting to establish credibility and confidence in the marketplace by, among other things, utilizing fusion marketing through the establishment of affiliations, alliances, sponsorships, and promotional programs with well recognized, stable and reputable organizations that have an interest in the protection, security, loss prevention or insurance industries. There can be no assurance that the Company will be able to establish a critical mass of labels and a broad network of compatible scanners early enough to establish a leading and sustainable market position or that the Company will be able to establish credibility and confidence in the marketplace. Any inability by the Company to do so may have an adverse effect on the Company's business, operating results and financial condition.

     THE CARD REGISTRATION SERVICE. The Company is currently gaining a small market share in the card registration industry. The Company believes that it not only offers a competitive product, but also adds the extra feature of its recovery services to the list of benefits offered to members of the card registration service. As of May 31, 1997, the Company had assisted 190 members within its credit card registration program. See "BUSINESS - Competition".

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

     Second, the Company is beginning to establish promotional programs with retailers of consumer specialty products that have a high potential for loss such as home electronics, luggage, sporting goods, bicycles, cameras and higher valued fashion items. For example, the Company has entered into an agreement with Samsonite Canada, Inc. ("Samsonite") pursuant to which the Company will supply to Samsonite 70,000 tags that Samsonite will affix to its merchandise to provide Samsonite customers an explanation of the benefits of the Company's personal property identification and recovery system and receive a free luggage tag with a Tracker recovery label. The Company agreed to reimburse Samsonite for the cost of affixing and shipping the tags and granted exclusivity to Samsonite in the luggage industry in Canada through March 6, 1997. Upon achievement of certain sales quotas, Samsonite may continue the promotion and its exclusivity in Canada for an additional year. To date, Samsonite is still waiting to evaluate program results due to a late start of the program (i.e. Nov. 1996).

     The Company also has entered into an agreement with Sony of Canada Ltd. ("Sony") pursuant to which Sony store representatives will resell to Sony's retail customers kits purchased from the Company by Sony. For the life of the program, Sony will include a write up on the program in each of its monthly newsletters. Sony also will include a feature on the program in a one-quarter page advertisement within Sony's national brochure. Under the agreement, the Company is obligated to provide to Sony a yearly commission equal to 20% of the renewal revenues received by the Company related to kits sold by Sony for two renewal terms. The agreement also provides the Company with the right, subject to Sony's ability to cancel such right at any time, to promote the kits using the name "Sony." To date, subscribers under this program are not up for renewal as yet.

     The Company also has entered into an agreement with Liberty Health, a division of Liberty Mutual Insurance Company ("Liberty"), to provide its travel insurance customers with the added protection of the Tracker recovery system. Under the one year agreement, the Company will not offer its recovery service to any other provider of individual travel health insurance in Canada. Liberty plans to launch with the introduction of Tracker in the Summer of 1997.

     The Company also has entered into a one year agreement with Schwinn Cycling & Fitness Inc. ("Schwinn"), a United States manufacturer of quality bicycles and accessories which plans to promote the Tracker service along with its bicycle protection kits. The Company has granted Schwinn an exclusive for the Tracker service in the bicycle accessory industry in the United States for the term of the agreement. The Company has also granted Schwinn a one year exclusive in the entire bicycle industry in the United States, during which time the Company will not sell its laser etching symbology to any manufacturer in the bicycle industry in the United States.

     The Company also plans to establish promotional programs with other selected national retail chains chosen for their potential to lend credibility to the Company's service and for their reach in selected markets. The Company believes its service adds value to retailers' products because the service shows that the retailers care about their customers and their customers' ability to recover lost or stolen items. To encourage such retailers to promote the Company's service as a value added to the items purchased from the retailers, the Company may provide retailers with commissions, limited time exclusivity within a particular market, cooperative marketing and advertising funding, and special timed promotions. In addition, the Company has entered into an agreement with Merchant Partners Limited Partnership ("Merchant Partners") through which Merchant Partners will actively introduce and promote the Company to, among others, Montgomery Ward & Co. Incorporated ("Montgomery Ward"), ValueVision International, Inc., and all subsidiaries of Montgomery Ward (collectively, "Prospects"). To date, the Company has not entered into any agreements with the Prospects. There can be no assurance that the agreement with Merchant Partners will result in any sales to the Prospects.

     Third, although the Company does not anticipate that such programs will constitute a large percentage of its sales, the Company is developing other joint promotions (such as the arrangement with Samsonite described above), a sales program in which the Company would sell its service in bulk to, for example, product manufacturers, and a fixed asset management program.

     The Company's long-term strategy is to become (i) the name-brand provider of property and inventory control for individuals, businesses and organizations, and (ii) the branded product consumers think of when looking for the added assurance of protection provided by a property identification and recovery system. There can be no assurance, however, that the Company will be able to achieve its long-term strategy. Ultimately, if successful, the Company could offer a complete outsourcing service for the following:

     1.   Inventorying property of individuals and organizations

     2. Monitoring and controlling inventory distribution channels from manufacturer to final consumer purchase

     3. Monitoring and controlling the date individual items are sold by retailers to their final customers and the exact expiration of warranty obligations relating to each individual product sold

     4. Providing customers with a value-added service by marking individual items with their own unique identifying alphanumeric bar code that is registered at Tracker with identifying ownership data in order to aid in the recovery of property that may be lost or stolen and recovered

     Typical products amenable to utilizing Tracker's service include (i) high dollar value items such as laptop computers, cellular telephones, cameras, luggage, electronic goods and sports equipment; (ii) items frequently transported including calendars, day-timers, electronic organizers and key chains; (iii) sentimental items such as photographs, family memorabilia and children's stuffed animals; and (iv) furniture and electronic goods in high traffic areas such as hotels, offices, airports and tourist attractions.

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

     GENERAL. The Company has no material backlog of orders because the Company fills orders for its personal property identification and recovery system and card registration service as received out of existing inventory.

     The Company has granted, and may grant in the future, commissions and other payments in connection with the distribution of its services. Although such arrangements generally call for commissions or other payments only out of sales actually made, certain arrangements call for certain guaranteed payments.

INTERNATIONAL OPERATIONS

     The Company has operations in Canada and began test marketing in the United States. In addition, the Company has signed an exclusive licence agreement with Executive Trading Ltd. ("Executive") pursuant to which Executive will sell the Company's products and services on an exclusive basis in the countries of Germany, Switzerland and Austria. The Company anticipates that revenues from this agreement will commence in the fourth quarter of fiscal 1998.

     International operations are subject to inherent risks, including unexpected changes in regulatory requirements, currency exchange rates, tariffs and other barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences. There can be no assurance that these factors will not have a material impact on the Company's or its exclusive agent's ability to market its products and services on an international basis.

     The Company does not engage in any hedging contracts because it receives the majority of its cash flows in United States dollars.

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

     The Company procures scanning equipment from Symbol. Symbol's PDF 417 is an advanced two-dimensional stacked symbology. In 1992, Symbol introduced the PDF 1000 laser scanner, the first laser scanner to read this two-dimensional bar code. The PDF 1000 laser scanner scans thirty times faster than current conventional scanners, decodes in a rastering pattern across and down the PDF 417 symbol, reads both PDF 417 (two-dimensional codes) and linear bar codes (one-dimensional codes), and is able to read poorly printed or damaged codes that have been defaced up to 60%. The Company has a preliminary understanding with Symbol whereby, subject to certain minimum annual purchase requirements, the Company was granted the exclusive right to use, for personal property identification and recovery purposes, Symbol's PDF 1000 laser scanners in Canada, the United States and Europe through the end of calendar year 1996. Pursuant to its original understanding with Symbol, the Company was required to purchase specified numbers and dollar amounts of laser scanners during each of calendar years 1994, 1995 and 1996 in order to maintain its exclusive right. The Company did not meet the minimum commitment level for 1994, 1995 or 1996. Although it does not have a formal agreement to do so, the Company has been working in conjunction with Symbol and has obtained an informal understanding to maintain the Company's exclusive right provided the Company purchases at least 500 laser scanners during calendar year 1997. As of June 30, 1997 the Company had purchased 30 scanners during the 1997 calendar year. There can be no assurance that the Company will be able to meet this commitment. Further, the Company's understandings with Symbol are informal, may be difficult to enforce, may be subject to early termination, and are set to expire at the end of calendar year 1997 in any event. Thus, there can be no assurance that the Company has an enforceable exclusive right to use, for personal property identification and recovery purposes, Symbol's PDF 1000 laser scanners in these geographic areas. The Company believes that it will be able to continue its relationship with Symbol after the current understanding expires at the end of 1997. If the Company is unable to do so, the Company believes that comparable scanning equipment will be available from other sources. However, there can be no assurance that the Company will be able to procure scanning equipment form Symbol or another manufacturer after such time.

     In the United States, the Company has entered into an agreement with Mail Boxes Etc. pursuant to which Mail Boxes Etc. will accept, pack and ship items for the Company. For courier services, the Company uses Purolator in Canada, uses UPS (through Mail Boxes Etc.) in the United States and has engaged DHL for use in other parts of the world.

COMPETITION

     The Company is aware of one company that it believes is planning to introduce a personal property identification and recovery system similar to the Company's. The Company believes that this competitor may offer a service that provides labels for identification purposes and an 800-number through which the finder and the owner of an item may be put in contact with each other to make their own arrangements for the return of the item to the owner. The Company believes that this company will not offer an integrated system, like the Company's, which not only provides a means of identifying an item, but also provides a complete pick-up and delivery system.

     The successful introduction of such services by this or any other competitors, or the introduction by competitors of ineffective systems that damage the credibility of the Company's industry as a whole, may have a material adverse effect on the Company's business, operating results and financial condition. Moreover, the expansion of services or an increase in the level of competition by this competitor, or the entry of new competitors, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully with existing or new competitors in the personal property identification and recovery business.

     The Company also may face competition from alternative personal property identification methods, such as tracking by serial number or by the personal property owner's imprinted name and address or from conventional forms of insurance that reimburse consumers for lost items. Such insurance typically also provides reimbursement for items that are destroyed by fire, flood or acts of God. Further, conventional insurance has high market acceptance and conventional insurance companies typically have substantial resources to market their products effectively and aggressively. Although the Company's personal property identification and recovery service differs from conventional insurance in that its objective is to return its members' personal possessions, there can be no assurance that the Company will be able to compete effectively with conventional insurance providers.

     With respect to the Company's card registration service, the Company's market share is small and the market is highly competitive. Competitors include Signature, CUC International, American Express and others. These competitors have longer operating histories, benefit from substantially greater market recognition and have substantially greater financial and marketing resources than the Company. In addition, certain competitors have contractual relationships with credit card issuers for sales of subscriptions to the issuers' cardholders. Competition in this third party endorsed segment of the credit card industry is intense. Factors affecting the outcome of competition with respect to the third party endorsed segment include the quality and reliability of the services offered, subscriber acquisition strategy and expertise (which is highly dependent upon creative talents), operational capability, reputation, financial stability of the company supplying the services, the confidence of credit card issuers in the company's management, the compensation or fee paid to the credit card issuer and the security maintained by the company with respect to the credit card and credit data of which it has custody. As of the date of this Report, the Company had no contractual relationships with any credit card issuers and there can be no assurance that it will be able to develop any such relationships. This may place the Company at a competitive disadvantage with respect to its card registration service. In addition, an increase in the level of competition from existing competitors, or the entry of new competitors, may have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully with existing or new competitors in the card registration business.

INTELLECTUAL PROPERTY PROTECTION AND INFRINGEMENT

     The Company's success will depend, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company will rely on a combination of trade secret and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect the confidential information, know-how and proprietary rights relating to its personal property identification and recovery system. The Company has filed for trademark and service mark protection in the United States and Canada over the following: (i) "All is not lost(TM)"; (ii) "Use it or lose it(TM)"; (iii) "Tracker: The Ultimate Warranty(TM)"; (iv) "Tracker(TM)"; and (v) the Tracker logo. The applications in the United States for all marks except "Tracker(TM)" and the Tracker logo have been restricted to services only as opposed to goods. In addition, the Company has filed an international patent application pursuant to the Patent Cooperation Treaty for its personal property identification and recovery system. There can be no assurance, however, that these will mature into an issued patent or issued trademarks or service marks or that any patent, trademark or service mark obtained or licensed by the Company will be held valid and enforceable if asserted by the Company against another party. In addition, the above protections may not preclude competitors from developing a personal property identification and recovery system that is competitive with the Company's system. The Company does not believe that its products and trademarks and other confidential and proprietary rights infringe upon the proprietary rights of third parties. One patent infringement claim has been filed against the Company, however. See "Item 3. Legal Proceedings." In addition, there can be no assurance that third parties will not assert infringement claims against the Company in the future. The successful assertion of such claims would have a material adverse effect on the Company's business, operating results and financial condition.

CAPITAL REQUIREMENTS

     Although the Company has been generating gross cash receipts from sales of approximately $1,000,000 per month since December 1996, it anticipates that it will require additional capital in order to meet the needs for its strategic Canadian and United States roll-outs and otherwise implement its business plan in the manner contemplated. The continual acquisition of equipment, establishment of additional distribution channels and the conducting of a comprehensive marketing campaign will enhance the Company's chances for success. During the upcoming twelve months, the Company plans to seek additional equity financing to conduct such activities, as it is anticipated cash flows from revenues will not be sufficient to fund the business plan until January 1998. In addition, there can be no assurance that cash flows from revenues will be sufficient to fund the business plan in the timeframe anticipated by the Company, if at all. Although no assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all, management believes it is likely that the Company will be able to obtain sufficient funding to support its operations. For a complete discussion on capital requirements, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Capital Requirements".

EMPLOYEES

     As of June 30, 1997, the Company employed a total of 55 persons, including 4 in management, 8 in administration and accounting, 36 in operations (29 of whom are part-time), 3 in sales and marketing and 4 in information systems. The Company's future success will depend in large part on its ability to attract, train and retain highly skilled and qualified personnel. There can be no assurance that the Company will be successful in attracting, training and retaining such personnel.

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

     The Company is marketing its services through the use of telemarketing and may be subject to state regulation of telemarketing if it is deemed to be a telemarketer within the meaning of such regulations. Although such regulations vary greatly from state to state, they generally require telemarketers (as defined in the regulations) to (i) apply for and obtain a state registration or license before conducting telemarketing; (ii) disclose certain information to consumers (for example, the identity of the telemarketer, information regarding gifts or premiums that customers may be eligible to receive, and that sales made as a result of a telephone solicitation are not final unless followed by a signed contract); and/or (iii) file a surety bond or a certificate of deposit with the state. Further, state regulations typically confer on consumers certain rights, such as the right to cancel a sales agreement made with a telemarketer. A telemarketer's failure to comply with the regulations may result in civil and/or criminal liability.

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


                               ITEM 2. PROPERTIES

     Tracker Canada currently leases office premises in Toronto and has entered into a lease agreement for these premises. The term of the lease is ten (10) years, which commenced on January 1, 1994. The lease requires payment of an annual base rent of $22,000 for the first five years. Thereafter the lease calls for rent at market value less twenty percent (20%). If the present lease cannot be renewed or if Tracker Canada elects not to renew the lease, Tracker Canada does not anticipate any difficulty in securing adequate new space. Tracker US has leased space in Smyrna, Georgia to house its fulfillment and processing center as well as a telemarketing and verification center. The term of the lease is for three (3) years, which commenced on May 15, 1997. The lease requires payment of an annual base rent of $41,772.


     The Company believes that suitable additional space will be available as needed if future expansion is required.


                           ITEM 3. LEGAL PROCEEDINGS

     The Company, along with Symbol Technologies, Inc. ("Symbol"), has recently been served with a complaint filed by Datastrip (IOM) Limited ("Datastrip") in the United States District Court for the District of Delaware. Datastrip alleges that the Company is infringing on Datastrip's U.S. Patent No. 4,782,221, relating to certain data-encoding technology allegedly developed by Datastrip and that Symbol is inducing infringement of the patent. The complaint seeks injunctive relief and unspecified damages. The Company and Symbol believe, based on advice of Symbol's counsel, that they have no liability to Datastrip and that the claim is frivolous and without merit. Symbol, the supplier of automated card readers to the Company, has agreed to vigorously defend itself and the Company against Datastrip's claim. Symbol, however, has not agreed to indemnify the Company from any losses that may result from this claim.

     The Company is not a party to any other material litigation and is not aware of any pending or threatened litigation that would have a material adverse effect upon the Company's business, operating results or financial condition. The Securities and Exchange Commission is investigating trading in the Company's securities. The Company has no reason to believe that any activity of the Company will result in any liability of the Company under the federal securities laws.



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     During the fourth quarter of the fiscal year ended March 31, 1997, no matters were submitted to a vote of the security holders of the Company.




                                    PART II

               ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market, is quoted on the OTC Bulletin Board and is quoted in the "pink sheets" under the symbol "TRKR". Quotations for the Company's common stock were first listed on the OTC Bulletin Board on May 5, 1993. The market for the Company's Common Stock must be characterized as extremely limited due to the low trading volume and the small number of brokerage firms acting as market makers. Additionally, stocks traded on the OTC Bulletin Board generally have limited brokerage and news coverage. Thus, the market price of the Common Stock may not reflect the value of the Company. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the value of, the Common Stock. No assurance can be given that the over-the-counter market for the Company's securities will continue, that a more active market will develop or that the prices in any such market will be maintained at their current levels or increased.

     The following table sets forth, for the periods indicated, the high and low bid quotations for the Company's Common Stock as reported by the National Quotation Bureau, Inc. These quotations reflect inter-dealer prices, without adjustments for retail markups, markdowns or commissions, and do not represent actual transactions.

Quarter Ended                                             High            Low
June 30, 1995                                           $  3.0625       $ 0.6250
September 30, 1995                                      $  2.8750       $ 0.3750
December 31, 1995                                       $  2.6250       $ 0.5000
March 31, 1996 *                                        $  0.8125       $ 0.0625
June 30, 1996                                           $  0.8750       $ 0.0625
September 30, 1996                                      $  0.2200       $ 0.0625
December 31, 1996                                       $  0.2200       $ 0.0625
March 31, 1997                                          $  0.2500       $ 0.0625

----------

* Excludes January 8, 1996, for which the National Quotation Bureau, Inc. was unable to provide information.

     On June 30, 1997, the high and low bid quotations for the Company's Common Stock on the OTC Bulletin Board were $0.1415 and $0.0625, respectively. As of June 30, 1997, there were 16,823,277 shares of Common Stock outstanding held by approximately 335 holders of record, including broker-dealers and clearing corporations holding common shares on behalf of their customers, and 4,830,394 shares of Class B Voting Common Stock outstanding held by Montreal Trust Company of Canada, as Trustee, on behalf of approximately 78 holders of record.

     The Company has never paid any cash dividends on its Common Stock and does not intend to pay any cash dividends in the foreseeable future. Future earnings, if any, will be retained to fund the development and growth of the Company's business. In addition, Tracker U.S. has agreed not to declare and pay cash dividends on its Common Stock unless it also causes Tracker Canada to declare and pay cash dividends on the Tracker Canada Exchangeable Preference Shares at the same time and in the same manner as the dividends paid on the Common Stock of Tracker U.S. Tracker U.S. must provide Tracker Canada with adequate funds, through a contribution to capital surplus, to pay such dividends. Further, state law restricts the Company's ability to pay dividends until its financial condition improves. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Investment by Saturn Investments, Inc."

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for the Company presented below should be read in conjunction with the detailed information and financial statements appearing elsewhere in this Report. The selected consolidated financial data at March 31, 1994, 1995, 1996 and 1997 and for the years ended March 31, 1995, 1996 and 1997 and the period from inception at May 6, 1993 through March 31, 1994 have been derived from the audited consolidated financial statements of the Company which have been audited by Price Waterhouse LLP, independent accountants.

     For accounting purposes, the Reorganization with Tracker Canada is being treated as a reverse merger/acquisition with recapitalization of Tracker Canada as the acquirer because, among other factors, the assets and operations of Tracker Canada significantly exceeded those of Ultra Capital Corp. (Tracker U.S.'s predecessor) and the shareholders of Tracker Canada control Tracker U.S. after the Reorganization. The Reorganization is being treated for accounting and financial reporting purposes as an issuance of shares by Tracker Canada. Thus, pro forma information is not presented as the Reorganization is not a business combination. The historical consolidated financial statements prior to July 12, 1994 are those of Tracker Canada. Tracker Canada was organized on May 6, 1993. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Reorganization" and Note 1 of Notes to Consolidated Financial Statements.

                                                   INCEPTION (MAY 6,
                                                   1993) TO MARCH 31,   FISCAL YEAR ENDED   FISCAL YEAR ENDED    FISCAL YEAR ENDED
CONSOLIDATED STATEMENT OF OPERATIONS                    1994             MARCH 31, 1995      MARCH 31, 1996        MARCH 31, 1997
DATA
Revenues                                              $          --         $    10,187       $   106,522           $ 2,348,169
Net income (loss)                                        (2,043,425)         (5,068,583)       (6,090,730)           (3,708,078)
Net income (loss) per share of common stock                   (0.38)              (0.71)            (0.57)                (0.22)

CONSOLIDATED BALANCE SHEET DATA                       MARCH 31, 1994      MARCH 31, 1995      MARCH 31, 1996        MARCH 31, 1997
Total assets                                            $ 2,675,527         $ 1,669,452       $ 1,193,742           $ 4,238,345
Total current liabilities                                   275,660           1,446,543*        2,393,631*            6,026,589*
Long-term debt                                                   --                  --                --                    --
Stockholders' equity (deficit)                            2,399,867             222,909        (1,378,772)           (2,401,375)
Working capital                                           2,195,349            (445,686)       (1,728,529)           (2,583,835)

* Included in total current liabilities for March 31, 1997 are $590,746 of convertible subordinated debentures and $4,509,401 of current deferred revenues (as compared with $1,460,000 of convertible subordinated debentures and $115,241 of current deferred revenues for March 31, 1996 and $0 of convertible subordinated debentures and $10,998 of deferred revenues for March 31, 1995).


           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company believes that the information contained in this Report which does not constitute historical facts constitutes "forward-looking statements" within the meaning of Section

27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such forward-looking statements involve important risks and uncertainties, including but not limited to: the risk that the Company may not be able to successfully market, sell and operate its personal property identification and recovery system and its card registration service; the risk that the Company may be unable to obtain additional financing or raise additional capital when needed and in amounts and on terms favorable to the Company; the risk that the Company will not be able to continue to implement operational, financial and accounting systems, to attract and retain highly qualified personnel to manage the future growth of the Company, and to expand, train and manage its employee base; the risk that the Company may not be able to procure the necessary scanning equipment, labels, courier services and scanning locations when needed and on terms favorable to the Company; the risk that the Company's intellectual property protection may not preclude competitors from developing a personal property identification and recovery system that is competitive with the Company's system, the risk of an adverse result in a patent infringement case pending against the Company and the risk that third parties may assert infringement claims against the Company in the future; the risk that the Company may not be able to compete with existing or new competitors; the risks inherent in international operations; and other risks detailed in this Report and in the Company's other filings with the Securities and Exchange Commission.

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

OVERVIEW

     Prior to the Reorganization effective July 12, 1994, Tracker U.S. (then Ultra Capital Corp.) had been inactive for the preceding several years and had conducted no significant operations or activities. Tracker Canada, which originated the present line of business, had its inception on May 6, 1993. During the period from inception to September 30, 1994, the Company was engaged in organizational efforts, including the hiring of technical and management personnel. During that time, the Company focused on the research and development of advanced bar code and laser scanning technology, entered into agreements or understandings with key suppliers, prepared the business and marketing plan, programmed the software and filed for patent and trademark protection in Canada and the United States. The Company is a development stage company that has developed and begun to market, sell and operate a personal property identification and recovery system and a card registration service. The Company launched its personal property identification and recovery service in a limited test market in Toronto, Canada in October 1994 and is slowly continuing to expand its service throughout Canada. The Company began test marketing in the United States and has begun to introduce its service to various communities in the United States. The Company offers its services through diverse marketing channels such as joint promotional partners (i.e., Samsonite Canada, Inc.), selected retailers (i.e., Sony of Canada Ltd.), telemarketers (i.e., Datatrack, Inc., Executive Industries Ltd., Metro Marketing Inc., and Quest Enterprises) selling the Company's card registration service), and network referral marketers (i.e.,

Tracker Referral Network International, Inc. selling home-based business opportunities utilizing the Company's products and services).

     The Company has been generating gross cash receipts from sales of approximately $1,000,000 per month since December 31, 1996 and management believes there is a substantial market for the Company's service. However, there can be no assurance that sales made by the Company will be at volumes and prices sufficient for the Company to achieve profitable operations.

     The Company has been unprofitable since inception. During the fiscal year ended March 31, 1997, the Company incurred a net loss of $3,708,078 and, at the end of such period, had an accumulated deficit of $16,910,816. The Company expects to continue to incur lossess through at least the 4th quarter of fiscal 1998. From the date of inception (May 6, 1993) through March 31, 1997, the Company had realized revenues of $2,464,878. Although the Company has begun to achieve ongoing significant cash sales (approximately $1,000,000 per month since December 1996, which are all absorbed in their entirety by cash flows used in operating activities as noted in the Consolidated Statement of Cash Flows), the Company will require additional capital in order to implement its business plan in the manner contemplated. See "Capital Requirements" below. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, or at all, or that the Company will be able to achieve profitable operations. If the Company is unable to obtain such financing or achieve profitable operations, it may be forced to cease or significantly limit its operations.

     Historical financial information prior to the Reorganization effective July 12, 1994 is that of Tracker Canada. Revenue for Company services is recognized on a straight-line basis over the term of service offered. Amounts received for which service has not yet been provided are recorded as deferred revenue. As of March 31, 1997, the amount of deferred revenue (current and long term) was $5,122,532 compared with $294,124 as of March 31, 1996.

     The Company continues to develop its website on the internet under the address "www.tracker.com" which will enable clients, subscribers, suppliers, shareholders, brokers and investors, access to information about the Company and its current activities on a 24 hour basis. The Company's website was operational at the end of November 1996.


RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996.

     Cash sales for the fiscal year ended March 31, 1997 increased to $7,977,881 as compared to $382,632 for the fiscal year ended March 31, 1996. Because the Company recognizes these cash sales on a straight-line basis over the term of service offered, recorded revenues for the fiscal year ended March 31, 1997 increased to $2,348,169 as compared to $106,522 for the fiscal year ended March 31, 1996. The increase in revenues during the year was due primarily to the increase in sales of the Company's card registration service.

                         March 31,                March 31,
                           1997                     1996
Cash Sales             $  7,977,881               $   382,632
Revenue                $  2,348,169               $   106,522
Net Income(losses)     $ (3,708,078)              $(6,090,730)

     During the fiscal year ended March 31, 1997, the Company incurred a net loss of $3,708,078 as compared to a net loss of $6,090,730 for the fiscal year ended March 31, 1996. These losses included total development costs in the amount of $4,442,825 for the fiscal year ended March 31, 1997 as compared to $6,157,022 for the fiscal year ended March 31, 1996.

     Included in the net loss for the year ended March 31, 1997 are non-operating expenditures in the amount of (1) $222,791 in interest expense incurred as a result of raising capital through convertible debentures; (2) $199,336 relating to legal, audit and printing fees for the filing of the Registration Statement on Form S-1 and amendments thereto, for which the Company received no proceeds; (3) $472,956 reflecting non-cash outlays which included (a) $454,326 associated with the development of the Company's direct selling commercial through its contract with The L.L. Knickerbocker Company ("Knickerbocker") and the costs associated with fees to cover its celebrity spokesperson, Angie Dickinson, and (b) $18,630 associated with the services provided under the Amerasia contract; (4) $221,190 for a writedown provision on the Company's short-term investment; and (5) $137,842 associated with the non-cash outlay relating to the issuance of 541,822 shares of Common Stock to outside consultants as payment in lieu of fees.

          In November 1996, the Company opened a processing and fulfillment center in Atlanta, Georgia. The decision to expand to Atlanta was made to help facilitate the Company's growth plans by supporting operations currently housed in Toronto and managing and operating the Company's fulfillment and card processing functions.

     In December 1996, the Company entered into an agreement to end its relationship with Knickerbocker. The Company received 400,000 of the 800,000 restricted common shares back from Knickerbocker. These shares were immediately canceled in treasury.

     The Company is continuing in its efforts to minimize its operating cash "burn" rate and has reduced its expenditures by an additional 28% when comparing the fiscal year ended March 31, 1997 to the fiscal year ended March 31, 1996. The largest reduction in expenditures when comparing the fiscal year ended March 31, 1997 to the fiscal year ended March 31, 1996 can be noted in the General and Administrative category of Development Costs as the Company reduced its expenditures in all expense categories and primarily focused on reducing expenditures in the investor and public relations area.

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


LIQUIDITY AND CAPITAL RESOURCES

     From inception at May 6, 1993 through March 31, 1997, the Company has received approximately $10,347,061 in net cash from financing activities, some of which are noted below.

     During the year ended March 31, 1997, the Company's net cash used in operations was $465,828 as compared to $3,501,557 for the year ended March 31, 1996. The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, a card registration service, labels, packaging, marketing and advertising materials and plans, and the procurement and installation of additional recovery and scanning stations for the Company's scanning network.

     As of March 31, 1997, the Company had total current assets of $3,442,754 as compared to $665,102 at March 31, 1996. Current assets consisted of cash in the amount of $105,213 as of March 31, 1997 as compared to $78,844 at March 31, 1996, short-term investments in the amount of $0 as of March 31, 1997 as compared to $221,190 at March 31, 1996, accounts receivable in the amount of $133,613 as of March 31, 1997 as compared to $7,361 at March 31, 1996, prepaid expenses and deposits in the amount of $359,526 as of March 31, 1997 as compared to $168,345 at March 31, 1996, inventories in the amount of $24,338 as of March 31, 1997 as compared to $115,612 at March 31, 1996, and current deferred charges in the amount of $2,820,064 as of March 31, 1997 as compared to $73,750 at March 31, 1996. As of March 31, 1997, the Company had amount due from stockholders in the amount of $61,487 as compared to $58,226 at as of March 31, 1996, long-term deferred charges totaling $315,837 as compared to $66,234 at March 31, 1996, net property and equipment totaling $418,267 as compared to $353,729 at March 31, 1996, and long-term investments in the amount of $nil as compared to $50,451 at March 31, 1996. As of March

31, 1997, the Company had liabilities of $6,026,589 as compared to $2,393,631 at March 31, 1996. Such liabilities consisted of accounts payable in the amount of $468,764 as of March 31, 1997 as compared to $551,553 at March 31, 1996, accrued liabilities in the amount of $1,161,942 as of March 31, 1997 as compared to $266,837 at March 31, 1996, deferred revenues in the amount of $4,509,401 as of March 31, 1997 as compared to $115,241 at March 31, 1996, debentures in the amount of $83,991 as of March 31, 1997 as compared to $0 at March 31, 1996, and convertible subordinated debentures in the amount of $590,746 as of March 31, 1997 as compared to $1,460,000 at March 31, 1996. The Company had long-term deferred revenues in the amount of $613,131 as of March 31, 1997 as compared to $178,883 at March 31, 1996.

     The increased sales activity of the Company caused material changes to the Company's long-term deferred charges and long-term deferred revenues. During the year ended March 31, 1997, the Company experienced rapid growth of sales activity with respect to its card registration service. For the year ended March 31, 1997, the Company experienced cash sales of approximately the following amounts: card registration service - $7,882,785, and personal property identification and recovery services - $95,006. The Company anticipates, however, that sales of its personal property identification and recovery services will continue to increase and ultimately will surpass the card registration service as the Company's largest source of revenues. Although management believes that sales activity will continue to grow, there can be no assurance that the Company's sales will increase or that these trends will continue.

     As of March 31, 1997 and March 31, 1996, respectively, the Company had accumulated deficits of $16,910,816 and $13,202,738. To date, the Company has financed its research and development activities and operations primarily through ongoing sales of its card registration program and the private placement by Tracker U.S. of First Series Convertible Debentures aggregating $1,000,000 from July to October 1995, the private placement by Tracker U.S. of Second Series Convertible Debentures aggregating $1,189,529 through March 1996, the sale by Tracker U.S. of a total of 1,810,000 shares of Common Stock in private placements, and the sale by Tracker U.S. pursuant to Regulation S under the Securities Act of 1,050 shares of Preferred Stock for $1,050,000 during April, May and August 1996.

     The sales of the 1,810,000 shares of Common Stock are described in the remainder of this paragraph. On September 16, 1994, Tracker U.S. issued, pursuant to Regulation S under the Securities Act, 785,000 shares of Common Stock (200,000 shares of which were returned to the Company) for total gross proceeds to Tracker U.S. of $2,351,700, $955,000 of which was received by Tracker U.S. in the form of cash and the remainder of which was in the form of payments by the buyer of the shares of Common Stock to third parties in cancellation of indebtedness owed by the Company to such third parties. On February 9, 1995, Tracker U.S. issued to two separate overseas buyers, pursuant to Regulation S, 275,000 shares of Common Stock for total proceeds to the Company of $550,000. On March 15, 1995, Tracker U.S. issued 500,000 units, each unit consisting of one share of Common Stock and one warrant to purchase Common Stock, for total gross proceeds to the Company of $350,000. On May 1, 1995, Tracker U.S. issued 250,000 units, each unit consisting of one share of Common Stock and one warrant to purchase Common Stock, for total gross proceeds to the Company of $250,000. Tracker U.S. also issued 200,000 shares of Common Stock to a buyer for $200,000, of which only $83,000 has been paid to Tracker U.S. by the buyer. The Company has filed suit against the investor to attempt to collect the remaining

$117,000 and the suit is still pending. There can be no assurance, however, that the Company will be successful in the lawsuit or will be able to collect such amount.

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

     The Company has decided to writedown its short-term investment, recorded at the Company's original cost of $221,190 (CDN$1.04 per share), in 288,462 shares of Stratcomm Media Ltd. ("Stratcomm") to $0 in 1997 as the shares have been delisted from the Vancouver Stock Exchange.

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


CAPITAL REQUIREMENTS

     Although the Company has been generating gross cash receipts from sales of approximately $1,000,000 per month since December 1996, it anticipates that it will require additional capital in order to meet the needs for its strategic Canadian and United States roll-outs and otherwise implement its business plan in the manner contemplated. The continual acquisition of equipment, establishment of additional distribution channels and the conducting of a comprehensive marketing campaign will enhance the Company's chances for success. During the upcoming twelve months, the Company plans to seek additional equity financing to conduct such activities as it is anticipated that additional capital will be needed to enhance current cashflows.

     Management is attempting to obtain additional equity funding. Although no assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all, management believes it is likely that the Company will be able to obtain sufficient funding to support its operations and its planned marketing and advertising campaign during the next twelve months. However, if the Company does not receive sufficient funding on acceptable terms, this could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, the report of independent accountants covering the Company's financial statements expressed doubt about its ability to continue as a going concern because it is a development stage company and has not yet been able to attract significant outside financing or generate significant revenues. Failure to obtain sufficient funding on acceptable terms could affect the Company's ability to continue as a going concern.

     A critical element in management's plan to overcome the Company's present financial condition is to mitigate the need for additional outside funding. Management plans to do this in two ways. First, to minimize the Company's cash requirements, the Company has: (i) reduced staff to minimal safe operating levels; (ii) when required, compensated certain members of senior management in stock rather than cash; and (iii) sought to control expenses. Second, and particularly critical to the long-term viability of the Company, the Company must decrease the need for additional outside funding by generating cash internally, i.e., through sales. Although no assurance can be given that any sales made by the Company will be at volumes and prices sufficient for the Company to achieve significant revenues, eliminate or decrease the need for additional outside financing, and achieve profitable operations, management believes it is likely that its marketing and sales efforts will, in the long-term, result in sufficient sales to decrease the need for additional outside financing and achieve profitable operations.


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

     The above-described acquisitions were completely independent. To the Company's knowledge, no common ownership or management exists between Centry and Page-Direct and their principals or promoters. The Company's original purpose in entering into the acquisitions was to acquire companies which the Company at the time believed would assist it in advancing its longer-term strategy of locating lost or stolen possessions through real-time asset tracking technologies. The acquisitions were aborted because the Company was unable to generate sufficient capital to support both its own marketing launch and the capital requirements of the acquisitions. Since making these acquisitions, management has determined that it is in the best interests of the Company to concentrate on the development of its core business (i.e., its personal property identification and recovery system and its card registration service) and to use its capital and other resources to support the development of that business. Accordingly , the Company has no present plans to make other acquisitions in the future.

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

            ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                                      RISK

     Pursuant to Item 305(e) of Regulation S-K, this Item is not applicable to the Company.


            ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements for the year ended March 31, 1997 are included beginning at page 53.


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

                                   -- None --


                                    PART III

            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information with respect to the Company's executive officers and directors as of June 30, 1997:

NAME                    AGE                     POSITION

I. Bruce Lewis           56   Tracker U.S.: Chief Executive Officer, President
                              and Chairman of the Board of Directors; Tracker
                              Canada: President, Chief Operating Officer, Chief
                              Executive Officer and Chairman of the Board of Directors

Mark J. Gertzbein        42   Tracker U.S.: Executive Vice President, Chief
                              Financial Officer, Secretary, Treasurer and Deputy
                              Chairman of the Board of Directors; Tracker
                              Canada: Senior Vice President of Finance, Chief
                              Financial Officer, Secretary and Director

Ed J. Korhonen           61   Tracker U.S.: Director

Quincy A.S. McKean III   41   Tracker U.S.: Director

Wolfgang Kyser           50   Tracker U.S.: Director

Leonard Yakobovits       38   Tracker U.S.: Director

     I. BRUCE LEWIS has been the Chairman of the Board of Directors and Chief Executive Officer of Tracker U.S. since June 30, 1994. Mr. Lewis has also served Tracker U.S. as President since August 12, 1995. Mr. Lewis also serves Tracker Canada as its Chief Executive Officer and Chairman of the Board of Directors and has so served since May 1993. For the period from 1980 through May 1990, Mr. Lewis was President and a Director of Albert Berg Limited and its subsidiaries. Albert Berg was petitioned into bankruptcy by its creditors in May 1990. From June 1988 to August 1990, he served as the Chief Executive Officer of Cape Breton Chemical Corporation, a start-up PVC flexible stretch wrap manufacturer. From May 1990 through May 1993, Mr. Lewis was also a consultant to various companies in the areas of management and acquisition financing.

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


CLASSIFICATION OF BOARD OF DIRECTORS OF TRACKER U.S.

     Tracker U.S.'s Certificate of Incorporation and Bylaws provide that the Board of Directors is divided into three classes of directors, with the classes to be as nearly equal in number as possible. The Certificate of Incorporation and Bylaws provide that approximately one-third of the directors of Tracker U.S. will continue to serve until the 1997 annual meeting of stockholders, approximately one-third will continue to serve until the 1998 annual meeting of stockholders, and approximately one-third will continue to serve until the 1999 annual meeting of stockholders. Messrs. Lewis, Gertzbein and Yakobovits have been elected to serve until the 1997 Annual Meeting of Stockholders. Messrs. Kyser and Korhonen have been elected or appointed to serve until the 1998 Annual Meeting of Stockholders. Mr. McKean has been elected to serve until the 1999 Annual Meeting of Stockholders.

     The classification of the Board of Directors would make it more difficult for stockholders to change the composition of the Board of Directors and could discourage a third party from attempting to obtain control of Tracker U.S..


COMMITTEES OF THE BOARD OF DIRECTORS OF TRACKER U.S.

     The Executive Committee is comprised of I. Bruce Lewis and Mark J. Gertzbein. The Audit Committee, which is comprised of Messrs. Korhonen, McKean and Gertzbein (Chairman), is responsible for: (i) reviewing and recommending the engagement each year of the Company's independent auditors; (ii) consulting with the independent auditors on the adequacy of the Company's internal controls;
(iii) reviewing, with the independent auditors, the auditors' reports on the Company's financial statements; and (iv) taking such other steps as the Audit Committee deems necessary to carry out the normal functions of an audit committee. The Ethics Committee is comprised of Messrs. Kyser (Chairman) and Yakobovits. The Compensation Committee, which is comprised of Messrs. Yakobovits (Chairman) and McKean, is responsible for: (i) determining the compensation of the Company's senior officers; (ii) reviewing recommendations by management as to the compensation of other officers and key personnel; and (iii) reviewing management's succession program. Further, the Compensation Committee administers the Company's 1994 Stock Incentive Plan (the "1994 Plan").

SECTION 16A BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. Accordingly, its directors, officers and 10% beneficial owners are not required to file reports pursuant to Section 16(a) of the Exchange Act.

                        ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Non-employee directors are paid $500 for attendance at each meeting of the Board of Directors or a committee meeting and an annual retainer of $10,000. On May 3, 1996, the Company issued 10,000 shares of Common Stock to each of Messrs. Coronella and McKean in lieu of $4,500 compensation owed to them for their services as directors, issued 5,556 shares of Common Stock to Mr. Kyser in lieu of $2,500 compensation for his service as a director, and issued 8,889 shares of Common Stock to Mr. Yakobovits in lieu of $4,000 for his service as a director. On October 16, 1996, the Company issued 83,333 shares of Common Stock to each of Messrs. Yakobovits and Kyser in lieu of $10,000 compensation owed to each of them for their annual fees as directors and 41,667 shares of Common Stock to each of Messrs. McKean and Korhonen in lieu of $5,000 compensation owed to each of them for one-half of their annual fee as a director. On January 17, 1997, the Company issued 45,913 shares of Common Stock to Mr. Coronella in lieu of $5,601 compensation owed to him by the Company for his service as a director. Mr. Coronella resigned on May 17, 1997. In addition, non-employee directors are eligible to receive options to purchase shares of the Company's Common Stock. See "EXECUTIVE COMPENSATION - 1994 Stock Incentive Plan - Stock Options for Non-employee Directors."

COMPENSATION OF NAMED EXECUTIVE OFFICERS

     The following table sets forth the compensation paid in cash or shares or accrued by the Company to the Chief Executive Officer and to the other executive officer (the "Named Executive Officers") for services rendered in all capacities to the Company during the fiscal year ended March 31, 1997, 1996 and 1995.


                           Summary Compensation Table

                                                                                                                      Long-term
                                                                                                                     Compensation
                                                                                  Fiscal       Annual                 Restricted
Name and Principal Position                                                       Year      Compensation                Stock
                                                                                  Ended        Salary                  Award(s)
                                                                                 March 31,      ($)                       ($)
I. Bruce Lewis, Chief Executive Officer & President(1)                             1997       175,000                        --
I. Bruce Lewis, Chief Executive Officer(1)                                         1996       175,000                        --
I. Bruce Lewis, Chief Executive Officer(1)                                         1995       178,350                        --
Mark J. Gertzbein, Chief Financial Officer & Executive Vice President(2)           1997       175,000                        --
Mark J. Gertzbein, Chief Financial Officer & Executive Vice President(2)           1996       175,000                   413,437
Mark J. Gertzbein, Chief Financial Officer & Executive Vice President(2)           1995       178,350                        --

(1) Through BL Consulting Services, Mr. Lewis contracted with Tracker Canada for annual compensation in the amount of $178,350. In connection with the Reorganization, the Company and Mr. Lewis entered into a stockholder-approved employment agreement which originally provided for base annual salary in the amount of $440,000. The Company had amended the employment agreement with Mr. Lewis, and coordinated the consulting agreement between Tracker Canada and BL Consulting Services, to terminate the consulting agreement between Tracker Canada and BL Consulting Services as of the effective date of the employment agreement between the Company and Mr. Lewis, to provide for a total compensation for the year ended March 31, 1995 in the amount of $178,350 and to reduce the annual base salary under the employment agreement between the Company and Mr. Lewis to $175,000 effective April 1, 1995. On September 24, 1996, the Company entered into a three year agreement with Mr. Lewis, which provides for an annual base salary of $175,000, with increases of $37,500 each year based upon certain performance criteria beginning April 1, 1997.

(2) Through MJG Management Accounting Services Ltd., Mr. Gertzbein contracted with Tracker Canada for annual compensation in the amount of $178,350. In connection with the Reorganization, the Company and Mr. Gertzbein entered into a stockholder-approved employment agreement which originally provided for base annual salary in the amount of $350,000. The Company had amended the employment agreement with Mr. Gertzbein, and coordinated the consulting agreement between Tracker Canada and MJG Management Accounting Services Ltd., to terminate the consulting agreement between Tracker Canada and MJG Management Accounting Services Ltd. as of the effective date of the employment agreement between the Company and Mr. Gertzbein, to provide for a total compensation for the year ended March 31, 1995 in the amount of $178,350 and to reduce the annual base salary under the employment agreement between the Company and Mr. Gertzbein to $175,000 effective April 1, 1995. On April 11, 1995, the Compensation Committee granted Mr. Gertzbein 315,000 shares of restricted stock under the 1994 Plan. On September 24, 1996, the Company entered into a three year agreement with Mr. Gertzbein, which provides for an annual base salary of $175,000.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL

     On June 30, 1994, the Company, in connection with the Reorganization, entered into stockholder approved employment agreements with Messrs. Lewis and Gertzbein. The agreements originally provided for base salaries at annual rates equal to $440,000 and $350,000, respectively. Effective July 12, 1995, upon recommendation of the Compensation Committee of the Board of Directors and with the agreement of each of Messrs. Lewis and Gertzbein, each of these employment agreements was amended to reduce annual base salaries to $175,000, with a maximum relocation allowance of $25,000 and a maximum car allowance of $10,000. In addition, each such person is eligible for discretionary bonuses.

     The agreements for Messrs. Lewis and Gertzbein have an initial term of three years with one year renewal terms thereafter, and provide for the payment of a relocation allowance equal to the lesser of the actual relocation expenses or $25,000 per each occurrence. Each agreement provides that the executive is entitled to participate in any stock option, stock purchase, annual bonus, pension, profit sharing, life insurance and medical benefit plans and such other fringe benefits that may be applicable to the Company's senior executive employees.

     If either Mr. Lewis' or Mr. Gertzbein's employment is terminated by the Company for cause (as defined in the executive's employment agreement) or by the executive for any reason (other than for good reason (also as defined)), the executive will be entitled to his compensation through the date of termination. If, prior to a change of control of the Company (as defined), employment is terminated due to the executive's death or disability, by the Company other than for cause or by the executive for good reason, the executive would be entitled to receive all compensation through the date of termination, plus the continuation of base salary for the greater of one year or the remainder of the term of the agreement. In addition, the Company will maintain for Messrs. Lewis and Gertzbein for 12 months, or, if earlier, through the date the executive obtains alternative employment, such executive's participation in the employee benefit plans of the Company in which the executive was eligible to participate immediately before termination, to the extent permissible under such plans. The executive (or his legal representative) also will have the right to exercise all vested stock options outstanding at the termination date in accordance with the plans governing those options. The Company will use its best efforts to remove the restrictions from any restricted stock held by the executive at termination. If the executive's employment is terminated after a change of control, either by the executive for good reason or by the Company without cause, the executive will receive all the benefits he would have received for such a termination prior to a change of control, and all unvested stock options held by the executive shall become immediately fully vested. Payments made in conjunction with a change of control are limited to an amount that will not result in either a loss of the income tax deduction of the Company under Internal Revenue Code Section 280G or an excise tax under Code
Section 4999.

     The Company entered into a Consulting Agreement with its former President, Gregg C. Johnson, which took effect upon his resignation as President of the Company on August 12, 1995. The Consulting Agreement provides for: (a) a monthly fee of $10,000 until March 31, 1996; (b) a commission of 10% on funds raised for the Company; (c) a commission of 5% of net sales, if any, generated by the Company from certain marketing arrangements up to July 12, 1997, to a maximum of $500,000; (d) a commission of up to 8% of net sales generated from any other sales arrangement introduced and negotiated (subject to Company prior approval) by Mr. Johnson, up to July 12, 1998; (e) release by the Company from his $56,786 (as of August 31, 1995) indebtedness to the Company upon his returning to the Company 2,986 shares of the Company's Common Stock; and (f) reimbursement of preapproved business related expenses. To date, the Company has not paid any compensation to Mr. Johnson under the Consulting Agreement and Mr. Johnson has not returned the 2,986 shares to the Company.


1994 STOCK INCENTIVE PLAN

     GENERAL. On June 30, 1994, the stockholders approved the 1994 Stock Incentive Plan and on November 1, 1995 the stockholders approved certain amendments to the 1994 Stock Incentive Plan (collectively, the "1994 Plan"). The 1994 Plan is intended to enable Tracker U.S. to attract, retain and motivate officers, other key employees and non-employee directors of and consultants to Tracker U.S. and to provide such persons with incentives and rewards for superior performance more directly linked to profitability of the Company's business and increases in shareholder value. Individuals are selected for participation in the 1994 Plan by a Compensation Committee of the Board of Directors (the "Committee"). An aggregate of 1,250,000 shares of Common Stock have been reserved for issuance under the 1994 Plan, subject to adjustment in the event of a stock split, stock dividend or other change in the Common Stock or the capital structure of Tracker U.S. The Company intends to submit to its stockholders at its Annual Meeting presently scheduled for August 22, 1997 a proposal to increase the number of shares available under the Plan to 5,000,000. The total number of persons who may receive grants under the 1994 Plan is estimated by Tracker U.S. to be approximately twenty-one (21). The total number of non-employee directors who may receive grants under the 1994 Plan is estimated to be approximately four (4). In no event shall the aggregate number of shares covered by grants and awards to any one individual participating in the 1994 Plan exceed 315,000 shares per year or 315,000 shares over the term of the 1994 Plan. Options that expire unexercised may again be issued under the 1994 Plan subject to the foregoing limitations. The 1994 Plan is administered by the Committee, which has the exclusive power to determine whether to grant, and the terms and conditions of any grant of, stock options, stock appreciation rights, performance shares, performance units, restricted shares or deferred shares to participants and to resolve all questions relating to the administration of the 1994 Plan. Members of the Committee are not eligible to receive grants or awards under the 1994 Plan other than the automatic grants to non-employee directors. See "EXECUTIVE COMPENSATION - 1994 Stock Incentive Plan
- Stock Options for Non-Employee Directors."

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

     STOCK OPTIONS FOR NON-EMPLOYEE DIRECTORS. Under the 1994 Plan as originally adopted, each non-employee director elected or appointed on or after the effective date of the 1994 Plan was, upon election, automatically granted an option to purchase 10,000 shares of Common Stock. The price per share to be paid at the time such option is exercised by a non-employee director equals 100% of the fair market value of the Common Stock on the date of the grant of the option. The 1994 Plan provides that options granted to non-employee directors have a maximum term of ten years and are exercisable ratably in annual installments over three years. The option price is due upon exercise of the option and may be paid in cash, check, shares of Common Stock or other consideration acceptable to the Committee or may be deferred through a sale and remittance procedure with a Company-designated brokerage firm. All options granted to a non-employee director who dies or becomes disabled while serving as a director will become immediately and fully exercisable at the time of such termination of service as a director, and all of his options may be exercised within twelve months after such cessation of service. If a former non-employee director should die within six months after cessation of Board service, the personal representative of such former director's estate may exercise those options in which the former director was vested at the time of death for a twelve month period following the death of the former director. If a non-employee director's service terminates for any reason other than those stated above, options which are not then exercisable will be canceled and options which are then exercisable may be exercised at any time within six months after the date of such termination (but not later than the expiration date of the respective options). All options granted to non-employee directors vest immediately upon a "Change of Control" of Tracker U.S. (as defined below). The portion of the 1994 Plan applicable to non-employee directors is designed to be self-executing. Effective July 12, 1994, four such grants with an exercise price of $7.95 per share were made to the four initial non-employee directors. As a result of one directors' resignation after serving one year on the Board of Directors, he holds vested options to purchase 3,333 shares; the balance of the options were cancelled. Effective September 8, 1995 a grant of options to purchase 10,000 shares at an exercise price of $1.81 per share was made to a newly appointed director. As a result of one directors' resignation after serving three years on the Board of Directors, he holds vested options to purchase 10,000 shares.

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

     RESTRICTIONS ON GRANTS OF OPTIONS. The Company will not grant options in excess of 20% of the outstanding shares to directors, officers or employees unless ratified or approved by a majority of the shareholders, excluding directors, officers, employees and their spouses. Further, the Company will not grant options to directors, officers or employees with an exercise price less than 85% of fair market value on the date of grant unless ratified or approved by a majority of the shareholders, excluding directors, officers, employees and their spouses.

     REGISTRATION. Tracker U.S. plans to file a registration statement to register the shares of Common Stock reserved for issuance under the 1994 Plan. Shares issued upon exercise of outstanding stock options and sold after the effective date of any such registration statement generally will be available for resale in the public market.

     As of June 30, 1997, no grants had been made under the 1994 Plan, other than the automatic option grants to the non-employee directors and the grants totalling 630,000 shares of restricted stock discussed above.

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

1995 STOCK WAGE AND FEE PAYMENT PLAN

     The Company's Board of Directors adopted a 1995 Stock Wage and Fee Payment Agreement (the "Wage Plan") on September 28, 1995. The purpose of the Wage Plan was to retain and motivate participants in the Wage Plan and to provide them with incentives and rewards more directly linked to the profitability of the Company's business and increases in stockholder value.

     Six employees and one director of the Company were eligible to, and elected to, participate in the Wage Plan. Under the Wage Plan, the participants agreed to receive an aggregate of 770,000 shares of the Company's Common Stock in lieu of certain wage payments or fees that the participants had earned before October 1, 1995 but had not yet been paid and in lieu of all of their respective wage payments or fees for the period from October 1, 1995 through September 30, 1996. The number of shares granted to the participants was based upon a price per share of Common Stock of $1.00.

     No fees, commissions or other charges will be paid by the participants in connection with the grants of shares to such persons under the Wage Plan. The Wage Plan may not be altered, amended or modified except by written agreement signed by the participants, Tracker U.S. and Tracker Canada. As the Wage Plan is a contract among the participants, Tracker U.S. and Tracker Canada relating to a designated issuance of shares in lieu of wages or fees and is not an ongoing employee benefits program pursuant to which grants or awards can be made on an ongoing basis or pursuant to which plan funds are invested for the benefit of participants, there is no separate administration of the Wage Plan. The Company has registered the shares issued under the Wage Plan under the Securities Act of 1933, as amended (the "Act").

1996 STOCK WAGE AND FEE PAYMENT PLAN

     The Board of Directors recently approved a 1996 Stock Wage and Fee Payment Plan (the "1996 Wage Plan") for the period October 1, 1996 through January 31, 1997. The purpose of the 1996 Wage Plan was to reduce the Company's need for cash and to retain and motivate participants and provide them with incentives and rewards more directly linked to the profitability of the Company's business and increases in stockholder value. The Company filed on October 16, 1996 a registration statement on Form S-8 concerning the shares to be issued under the 1996 Wage Plan. Under the 1996 Wage Plan, the Company could designate certain months during the period October 1, 1996 through January 31, 1997 as months in which it may compensate certain full-time employees and non-employee (outside) directors in the form of stock, in lieu of cash, in whole or in part (the "Designated Months"). Each full-time employee of the Company and Tracker Canada and non-employee (outside) director of the Company may elect, after a registration statement on form S-8 relating to the 1996 Wage Plan was filed, to receive his or her compensation for the Designated Months in any combination of the following three Options: (a) cash ("Option (a)"), (b) 50% discounted Common Stock ("Option (b)"), or (c) Common Stock at market value, with a guaranteed three times future value ("Option (c)").

     Before the beginning of each calendar month in the period October 1996 through January 1997, the Company had notified each full-time employee or non-employee (outside) director who had elected Option (b) or Option (c) whether the month will be a Designated Month. If it was, then the affected employee or director received his or her compensation for the Designated Month in the previously elected form.

     An employee or director who elected Option (b) received on the first business day of each Designated Month (or shortly thereafter) a number of shares equal to his or her compensation for the month, divided by one-half of the "Month's Original Price." The "Month's Original Price" means the average quoted closing bid price for the last five business days of the previous month. The employee or director agreed that if he terminates service before the end of the Designated

Month, he would return to the Company the portion of shares (or their then-cash value) that corresponds to the remainder of the Designated Month. However, in the case of an employee who was laid off or otherwise terminated by the Company (other than for cause) before the end of the Designated Month, he would not be obligated to return any such shares or cash value.

     An employee or director who elected Option (c), would receive on the first business day of each Designated Month (or shortly thereafter) the number of shares equal to his or her compensation for the month, divided by the Month's Original Price. The employee or director must agree that if he terminates service before the end of the Designated Month, he would return to the Company the proportion of shares (or their cash value) that correspond to the remainder of the Designated Month. However, in the case of an employee who was laid off or otherwise terminated by the Company (other than for cause) before the end of the Designated Month, he would not be obligated to return any such shares or cash value.

     If an employee or director did not dispose of any Option (c) shares for 30 months after the shares were allocated and remains an employee or director of Tracker for such period, then the Company will make a payment to the employee or director equal to the excess, if any, of (1) three times the amount of cash compensation that the employee or director elected to receive in the form of Option (c) shares for all the Designated Months (the "Guaranty Price") minus (2) the product of (A) the average quoted bid price for the five business days before the conclusion of the 30 month period (the "30 Month Price") and (B) the number of Option (c) shares. In the case of an employee, the condition that he still be an employee at the end of the 30-month period does not apply if the employee is laid off or otherwise terminated by Tracker (other than for cause) before the end of the period. The Company has the option to pay the excess in the form of cash, additional stock, or both, or to purchase Option (c) shares for the Guaranty Price.

     The Company registered 1,400,000 shares for the 1996 Wage Plan. No fees, commissions or other charges will be paid by participants in connection with the grants of shares to such persons under the 1996 Wage Plan. The 1996 Wage Plan may not be altered, amended or modified except by written agreement signed by the participants, Tracker U.S. and Tracker Canada. As the 1996 Wage Plan is a contract among the participants, Tracker U.S. and Tracker Canada relating to a designated issuance of shares in lieu of compensation and is not an ongoing employee benefits program pursuant to which grants or awards can be made on an ongoing basis or pursuant to which plan funds are invested for the benefit of participants, there is no separate administration of the 1996 Wage Plan.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 30, 1997 by (i) each person known to the Company to own beneficially more than 5% of the total voting stock of the Company (i.e., Common Stock and Class B Voting Common Stock), (ii) the Chief Executive Officer and the other executive officers of the Company named in the Summary Compensation Table, (iii) each of the Company's directors, and (iv) all directors and officers of the Company as a group. Except as otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law. The Common Stock and the Class B Voting Common Stock, from which the holders of Exchangeable Preference Shares acquire their voting rights, are the only outstanding classes of equity securities of Tracker U.S. As of June 30, 1997, there were 335 record holders of Common Stock and 78 record holders of Class B Voting Common Stock.

                                                                  Number of      Number of Shares
Beneficial Owner                                                  Shares of      of Class B Voting       Total         Percentage of
                                                                 Common Stock      Common Stock        Number of        Total Number
                                                                                                         Shares         of Shares(1)
I. Bruce Lewis(2)(3) ..................................            728,578          2,210,668          2,939,246               12.1%
180 Dundas Street West,
Suite 1502, Toronto, Ontario,
Canada M5G 1Z8

Mark J. Gertzbein .....................................            628,578                  0            628,578                2.6%
180 Dundas Street West,
Suite 1502, Toronto, Ontario,
Canada  M5G 1Z8

Ed J. Korhonen(2) .....................................            101,750            142,864            244,614                1.0%
2206 Pineneedle Row,
Mississauga, Ontario, Canada
L5C 1V3

Quincy A.S. McKean III(8) .............................             91,082                  0             91,082                  *
75 West Front Street
Red Bank, New Jersey 07701

Leonard Yakobovits ....................................              8,989                  0              8,989                  *
P. O. Box 243
Concord, Ontario, Canada  L4K
1B4

Wolfgang H. Kyser(4)(8) ...............................            121,841              2,858            124,699                1.0%
121 Richmond Street West, #1000
Toronto, Ontario, Canada  M5H 2K1

Saturn Investments, Inc.(2)(5) ........................                  0          1,052,564          1,052,564                4.3%
c/o Anthony Bonanno, Esq
Gibson, Dunn & Crutcher
1050 Connecticut Ave. N.W
Washington, D.C. 20036-5306

Ismail A. Abudawood(2)(6)(9) ..........................            228,572          1,052,564          1,281,136                5.3%
P.O. Box 227
Jeddah, 21411
Kingdom of Saudi Arabia

                                                                  Number of      Number of Shares
Beneficial Owner                                                  Shares of      of Class B Voting       Total         Percentage of
                                                                 Common Stock      Common Stock        Number of        Total Number
                                                                                                        Shares          of Shares(1)
Ayman I. Abudawood(2)(6) ..............................                  0          1,073,264          1,073,264                4.4%
P.O. Box 227
Jeddah, 21411
Kingdom of Saudi Arabia

Osama I. Abudawood(2)(6) ..............................                  0          1,115,564          1,115,564                4.6%
P.O. Box 227
Jeddah, 21411
Kingdom of Saudi Arabia


Anas I. Abudawood(2)(6) ...............................                  0          1,067,264          1,067,264                4.4%
P.O. Box 227
Jeddah, 21411
Kingdom of Saudi Arabia

Executive officers and directors ......................          1,052,240          2,356,390          3,408,630               14.1%
as a group including those named
above (six persons)(2)(7)

* Less than 1% of the outstanding Common Stock.

(1) Percentage of ownership is based upon 24,230,307 shares of Common Stock beneficially owned on June 30, 1997, including 16,823,277 shares of Common Stock, 4,830,394 shares of Class B Voting Common Stock ("Voting Stock"), currently exercisable warrants to purchase 750,000 shares of Common Stock, currently exercisable options to purchase 13,332 shares of Common Stock, 713,304 shares reserved for issuance under the Company's currently convertible Convertible Debentures, 200,000 shares reserved for issuance under the Toda Option and 900,000 shares reserved for issuance under the Merchant Partners Option.

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

(3) Includes 767,150 Common and Exchangeable Preference Shares over which Mr. Lewis has voting power pursuant to agreements with Mr. Gertzbein, Mr. Johnson and Mr. Jonathan Lewis, Mr. Lewis' son.

(4) Includes 2,858 shares of Class B Voting Common Stock held by Kyser Investment Corporation, a company of which Mr. Kyser is a stockholder.

(5) Includes 1,052,564 Exchangeable Preference Shares owned by Saturn. In addition, Saturn has a contractual right, which to date it has not exercised, to have one representative on the Company's Board of Directors, which representative may be removed only with the written consent of Saturn. Saturn also has the right to attend Board meetings and to receive certain information regarding the Company.

(6)  Includes 1,052,564 Exchangeable Preference Shares owned by Saturn. Ismail
     A. Abudawood is the sole stockholder, and Ayman I. Abudawood, Osama I. Abudawood, and Anas I. Abudawood are directors of Saturn. Accordingly, they may be deemed to be beneficial owners of such shares.

(7) Includes currently exercisable options to acquire 13,332 shares of Company Common.

(8) Includes currently exercisable options to acquire 6,666 shares of Company Common.

(9) Includes Convertible Debentures which are currently convertible into 228,572 shares of Tracker Common and which are held by Wafr Holdings N.V. ("Wafr"). Ismail A. Abudawood beneficially owns Wafr. Accordingly, he may be deemed to be a beneficial owner of the shares issuable pursuant to the Convertible Debentures.


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

     The Company has agreed with certain state regulatory authorities that so long as the Company's securities are registered in such states, or one year after October 21, 1996, whichever is longer, the Company will not make loans to its officers, directors, employees, or principal shareholders, except for loans made in the ordinary course of business, such as travel advances, expense account advances, relocation advances, or reasonable salary advances.

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

     Pursuant to the Reorganization Agreement, Tracker U.S. authorized a new series of Class B Voting Common Stock ("Voting Stock") having full voting rights, which were conferred upon the Tracker Canada shareholders as part of the Reorganization in each case equal to the number of Exchangeable Preference Shares held by the Tracker Canada shareholder. See "DESCRIPTION OF SECURITIES Class B Voting Common Stock." Tracker U.S. delivered 6,235,225 shares of its newly authorized Voting Stock to Montreal Trust Company of Canada ("Montreal Trust") to be held pursuant to the terms of an Exchange Agency and Voting Trust Agreement (the "Exchange Agreement"). The Exchange Agreement permits the Tracker Canada shareholders to direct the voting of the Voting Stock.

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

INVESTMENT BY SATURN INVESTMENTS, INC.

     In March 1994, prior to the Reorganization, Tracker Canada received an investment of CDN $3,350,000 from Stalia Holdings B.V. ("Stalia") for units consisting of common shares of Tracker Canada and warrants to purchase common shares of Tracker Canada. In connection with that investment by Stalia, Tracker Canada on March 14, 1994 entered into a Stock Option Agreement with Stalia (the "Stalia Option Agreement") and Tracker Canada and certain of its stockholders entered into a Right of First Refusal, Co-Sale and Voting Agreement with Stalia (the "Stalia Agreement"). As described below, Stalia has transferred its shares and its rights under the Stalia Option Agreement and the Stalia Agreement to Saturn Investments, Inc. ("Saturn"). On May 27, 1997, Tracker Canada and Saturn entered into a Modification agreement ("Modification Agreement") which immediately terminated the Stalia Option Agreement. On May 27, 1997, Tracker Canada and Saturn entered into a Modification Agreement which immediately terminated the rights of co-sale set forth in Article III of the Stalia Agreement.

     In the Stalia Agreement, Tracker Canada granted to Stalia a right of first refusal to purchase its pro rata share of all New Securities which Tracker Canada may from time to time propose to issue and sell. The Stalia Agreement defines "New Securities" to mean any capital stock, rights to purchase capital stock, and securities of any type convertible into capital stock; provided, however, that "New Securities" does not include: (i) securities issued pursuant to a stock dividend, stock split, combination or other reclassification; (ii) securities covered by a registration statement declared effective by the Commission or a final prospectus for which a receipt has been issued by the relevant securities regulatory authority in each of the Provinces of Canada where the securities are issued and sold; (iii) certain shares issued pursuant to the exercise of warrants; and (iv) certain shares issued for a specified price pursuant to a private placement underwritten by an investment banker. This right of first refusal could make it more difficult for the Company to raise additional equity financing under terms satisfactory to the Company. On May 27, 1997, Tracker Canada and Saturn entered into a Modification Agreement which amended the definition of New Securities so as to exclude securities covered by a registration statement which has been declared effective under the 1933 Act or securities issued pursuant to an employee stock option, stock purchase, stock wage or other similar plan or securities issued after May 27, 1997, relating to Convertible Securities that were outstanding as of the date of the Modification Agreement or securities issued to any person not party to the Modification Agreement for the consideration other than cash.

     The Stalia Agreement also provides Stalia with the right (which to date has not been exercised) to have one representative on Tracker Canada's Board of Directors, which representative may be removed only with the written consent of Stalia. Certain controlling shareholders agreed to vote their shares in favor of the election of Stalia's representative to the Board of Directors. Stalia's representative may be removed from the Board of Directors only with the written consent of Stalia. Upon any resignation or removal of Stalia's representative, certain controlling stockholders of the Company must exercise their best efforts to replace such director as soon as possible with another nominee of Stalia. In addition, by Modification Agreement, the Company confirmed that the Company and Tracker Canada agrees to (a) allow Stalia or a nominee to attend Board meetings;
(b) provide Stalia, or its designee with copies of all communications regularly made to the directors; (c) use best efforts to elect a nominee of Stalia to the Company's Board; (d) provide monthly updates on the Company's business and affairs; and (e) provide Stalia's counsel with all documentation relating to issues which may affect Stalia.

     The Stalia Agreement, as amended by the Modification Agreement, further provides, as a protective provision in favor of Stalia, that, without first obtaining the written consent of Saturn, certain controlling shareholders, subject to their fiduciary duties under Delaware law, shall not vote for, and shall exercise their best efforts as significant shareholders of the Company to ensure that the Board does not approve: (a) the liquidation of dissolution of the Company; (b) the declaration or payment of any dividends (excluding dividends declared in connection with any class of the Company's Preferred Stock) or the making of any distribution out of the ordinary course of the Company's business, whether in cash or any other property, to the holders of the Common Stock of the Company; or (c) any material alteration in the rights, preferences, privileges and restrictions of the Common Shares."

     The Stalia Agreement terminates upon the earlier of (a) the date on which a registration statement of the Company registering any equity securities of the Company for sale to the general public in a primary offering under the 1933 Act is declared effective or (b) March 14, 1999.

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

     As of January 31, 1996, Stalia transferred its Tracker Canada Exchangeable Preference Shares to Saturn, an affiliate of Stalia. Stalia also transferred to Saturn all of Stalia's rights under the Stalia Option Agreement and the Stalia Agreement. Thus, references above to Stalia's rights shall be deemed to be references to Saturn's rights.

CORPORATE RELATIONS GROUP

     The Company had obtained investor relations services from the Corporate Relations Group ("CRG"), a stockholder of the Company. Pursuant to its arrangements with CRG, the Company has paid, or caused to be paid, to CRG $1,316,780 in cash and stock for investor relations services through June 25, 1996. On November 20, 1995, the Company entered into an agreement pursuant to which CRG agreed to provide services to the Company for a period of one year and the Company agreed to pay to CRG $570,000 or 326,000 freely tradeable shares of Common Stock upon execution of the agreement and to issue options to CRG to purchase shares of Common Stock as follows: 100,000 shares at $2.00 per share one year from the date of the agreement, 100,000 shares at $2.40 per share two years from the date of the agreement, 100,000 shares at $2.60 per share three years from the date of the agreement, 100,000 shares at $2.80 per share five years from the date of the agreement, and 100,000 shares at $3.00 per share five years from the date of the agreement.

     On November 4, 1996, the Company exercised an option within the agreement and terminated the services of CRG. CRG had not provided any services under the agreement and the Company had not made any payment to CRG.

                                     PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                               REPORTS ON FORM 8-K

a. THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IMMEDIATELY FOLLOWING THIS REPORT:

     1.   Financial Statements
                                                                        Page No.
                                                                        --------
          Report of Independent Accountants                                59
          Consolidated Balance Sheet                                       60
          Consolidated Statement of Operations                             61
          Consolidated Statement of Cash Flows                             62
          Consolidated Statement of Shareholders' Equity (Deficit)         63
          Notes to Financial Statements                                    66

     2.   Financial Statement Schedules

                                    - None -

     3.   See (c) for exhibits filed as part of this report


b.   REPORTS ON FORM 8-K

     During the three months ended March 31, 1997, the Company filed no reports on Form 8-K.


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

 10.26+++++      Agreement Between The International Association of Chiefs of
                 Police and The Tracker Corporation dated February 13, 1996

 10.27+++++      Letter agreement dated January 26, 1996 between The Tracker
                 Corporation and Consumers Distributing Inc.

 10.28+++++      The Tracker Corp./Tracker Referral Network, Int'l Marketing
                 Agreement dated April 8, 1996 between The Tracker Corporation and Tracker Referral Network, Int'l

 10.29+++++      Letter agreement dated March 7, 1996 between The Tracker
                 Corporation and Samsonite Canada Inc.

 10.30+++++      Letter agreement dated March 22, 1996 between The Tracker
                 Corporation and Sony of Canada Ltd.

 10.31+++++      Lead Generation/Corporate Relations Agreement dated November
                 20, 1995 between The Tracker Corporation and Corporate
                 Relations Group, Inc., as amended by Amendment to the Marketing
                 Agreement between the Registrant and Corporate Relations Group,
                 Inc. dated December 5, 1995

 10.32+++++      Independent Contractor Agreement between The Tracker
                 Corporation and Datatrack Inc. dated January 12, 1996

 10.33+++++      Services Agreement and Registration Rights Agreement and
                 Options Agreement dated July 10, 1996 between the Registrant and Merchant Partners, L.P.

 10.34 Exclusive Agent Licence Agreement dated April 4, 1997 between The Tracker Corporation of America and Executive Trading Ltd.

 10.35 Agreement dated May 15, 1997 between The Tracker Corporation and Liberty Health.

 10.36 Agreement dated May 22, 1997 between The Tracker Corporation of America and Schwinn Cycling & Fitness Inc.

 10.37 Modification Agreement dated May 27, 1997 between The Tracker Corporation of America, Saturn Investments, Inc., The Tracker Corporation, I. Bruce Lewis, Mark J. Gertzbein, and Jonathan B. Lewis.

 21.1++++        List of subsidiaries of the Registrant

 23              Consent of Independent Accountants

-------------------
+ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 12, 1994.

++ Incorporated by reference from the Registrant's Current Report on Form 8-KA dated February 28, 1995 (filed March 15, 1995).

+++ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 29, 1994 (filed August 12, 1994).

++++ Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-99686).

+++++ Incorporated by reference from the Registrant's Current Report on Form 10-K dated March 31, 1996 (filed July 15, 1996).

                               ITEM 15. SIGNATURES

       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




THE TRACKER CORPORATION OF AMERICA,
a Delaware corporation



By:             /s/ I. Bruce Lewis
       --------------------------------------------------------------
       I. Bruce Lewis, Chairman of the Board, President and Chief
       Executive Officer (Principal Executive Officer)

Dated: July 3, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Dated: July 3, 1997                By:   /s/ I. Bruce Lewis
                                          ------------------------------
                                              I. Bruce Lewis
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                              (Principal Executive Officer)


       Dated: July 3, 1997                By:   /s/ Mark J. Gertzbein
                                          ------------------------------
                                              Mark J. Gertzbein
                                              Executive Vice President,
                                              Secretary, Treasurer, Chief
                                              Financial Officer and Director
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)


       Dated: July 3, 1997                By:   /s/Leonard Yakobovits
                                          ------------------------------
                                              Leonard Yakobovits
                                              Director

       Dated: July 3, 1997              By:   /s/ Quincy A.S. McKean III
                                          ------------------------------
                                              Quincy A.S. McKean, III
                                              Director


       Dated: July 3, 1997              By:   /s/ Wolfgang H. Kyser
                                          ------------------------------
                                              Wolfgang H. Kyser
                                              Director


       Dated: July 3, 1997              By:   /s/ Ed J. Korhonen
                                          ------------------------------
                                              Ed J. Korhonen
                                              Director


           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
         PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
           NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

       The Registrant has not sent out proxy materials to security-holders for the fiscal year ended March 31, 1997. A copy of this Report and proxy materials will be sent out to security-holders subsequent to the filing of this Report. The Registrant is not providing any annual report (other than this Report) to security-holders. The Registrant will furnish the proxy materials to the Commission when they are sent out to the security-holders. Such materials shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act.

THE TRACKER
CORPORATION
OF AMERICA
(A DEVELOPMENT
STAGE COMPANY)



CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 1997 and 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

June 24, 1997

To the Board of Directors and Shareholders of The Tracker Corporation of America

In our opinion, the accompanying consolidated balance sheet and the related statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of The Tracker Corporation of America and its subsidiary at March 31, 1997 and 1996, and the results of their operations and their cash flows for the three years ended March 31, 1997 and the periods from inception at May 6, 1993 through March 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company and had not yet been able to obtain significant outside financing. As a result, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICE WATERHOUSE LLP

                       THE TRACKER CORPORATION OF AMERICA
                         ( A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                                                   MARCH 31,           MARCH 31,
                                                                                     1997                1996
                                                                                 ------------        ------------
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                      $    105,213        $     78,844
  SHORT-TERM INVESTMENT                                                                    --             221,190
  ACCOUNTS RECEIVABLE                                                                 133,613               7,361
  PREPAID EXPENSES AND DEPOSITS                                                       359,526             168,345
  INVENTORY                                                                            24,338             115,612
  DEFERRED CHARGES                                                                  2,820,064              73,750
                                                                                 ------------        ------------
       TOTAL CURRENT ASSETS                                                         3,442,754             665,102

DUE FROM SHAREHOLDERS                                                                  61,487              58,226
DEFERRED CHARGES                                                                      315,837              66,234
PROPERTY AND EQUIPMENT (NET)                                                          418,267             353,729
LONG-TERM INVESTMENT                                                                       --              50,451
                                                                                 ------------        ------------

       TOTAL ASSETS                                                              $  4,238,345        $  1,193,742
                                                                                 ============        ============


                  LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                               $    468,764        $    551,553
  ACCRUED LIABILITIES                                                                 373,687             266,837
  DEFERRED REVENUE                                                                  4,509,401             115,241
  DEBENTURE PAYABLE                                                                    83,991                  --
  CONVERTIBLE DEBENTURES                                                              590,746           1,460,000
                                                                                 --------------------------------
       TOTAL CURRENT LIABILITIES                                                    6,026,589           2,393,631


DEFERRED REVENUE                                                                      613,131             178,883

COMMITMENTS (NOTE 12)                                                                      --                  --

SHAREHOLDERS' EQUITY (DEFICIT)
  $1000 6% CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE, 500,000 SHARES
    AUTHORIZED, NIL (NIL - MARCH 31, 1996) SHARES ISSUED AND OUTSTANDING                   --                  --

   COMMON STOCK, $.001PAR VALUE, 30,000,000 SHARES AUTHORIZED,
     15,925,505 (6,130,929 - MARCH 31, 1996) SHARES ISSUED AND OUTSTANDING             15,925               6,131



  CLASS B VOTING COMMON STOCK, $0.00000007 PAR VALUE, 20,000,000
    SHARES AUTHORIZED, 4,862,537 (6,126,362 - MARCH 31, 1996) ISSUED
    AND OUTSTANDING                                                                        --                  --

  PAID-IN CAPITAL                                                                  15,207,895          14,013,062
  OTHER CAPITAL                                                                      (394,333)         (1,954,327)
  ACCUMULATED DEFICIT                                                             (16,910,816)        (13,202,738)
  CUMULATIVE TRANSLATION ADJUSTMENT                                                  (320,046)           (240,900)
                                                                                 ------------        ------------

    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                           (2,401,375)         (1,378,772)
                                                                                 ------------        ------------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                         $  4,238,345        $  1,193,742
                                                                                 ============        ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA
                         ( A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                             YEAR ENDED
                                                              MARCH 31,
                                          ------------------------------------------------
                                              1997               1996              1995
                                          -----------        -----------       -----------
REVENUE                                   $ 2,348,169        $   106,522       $    10,187

COST OF SALES                               1,613,422             40,230             4,029
                                          -----------        -----------        ----------
GROSS PROFIT                                  734,747             66,292             6,158
                                          -----------        -----------        ----------
DEVELOPMENT COSTS
  OPERATIONAL                                 639,862            592,880           687,681
  INFORMATION SYSTEMS                         289,552            262,942           465,827
  SALES AND MARKETING                         906,093          1,031,041         1,737,438
  GENERAL AND ADMINISTRATIVE                2,607,318          4,270,159         2,183,795
                                          -----------        -----------        ----------

TOTAL DEVELOPMENT COSTS                     4,442,825          6,157,022         5,074,741
                                          -----------        -----------        ----------

NET LOSS APPLICABLE TO COMMON STOCK       $(3,708,078)       $(6,090,730)      $(5,068,583)
                                          ===========        ===========       ===========


LOSS PER SHARE OF COMMON STOCK            $     (0.22)       $     (0.57)      $     (0.71)
                                          ===========        ===========       ===========


WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                             17,177,476         10,637,237         7,100,488
                                          ===========        ===========       ===========

                                                 FOR THE PERIOD FROM INCEPTION ( MAY 6, 1993)
                                                              THROUGH MARCH 31,
                                           -------------------------------------------------------
                                                1997                1996                 1995
                                           -------------------------------------------------------
REVENUE                                    $  2,464,878        $    116,709        $    10,187

COST OF SALES                                 1,657,681              44,259              4,029
                                           -------------------------------------------------------
GROSS PROFIT                                    807,197              72,450              6,158
                                           -------------------------------------------------------
DEVELOPMENT COSTS
  OPERATIONAL                                 2,069,683           1,429,821            836,941
  INFORMATION SYSTEMS                         1,175,598             886,046            623,104
  SALES AND MARKETING                         4,280,843           3,374,750          2,343,709
  GENERAL AND ADMINISTRATIVE                 10,191,889           7,584,571          3,314,412
                                           -------------------------------------------------------

TOTAL DEVELOPMENT COSTS                      17,718,013          13,275,188          7,118,166
                                           -------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCK        $(16,910,816)       $(13,202,738)       $(7,112,008)
                                           =======================================================


LOSS PER SHARE OF COMMON STOCK             $      (1.66)       $      (1.70)       $     (1.14)
                                           =======================================================


WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                               10,161,648           7,755,584          6,255,379
                                           =======================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                    YEAR ENDED
                                                                                                     MARCH 31,
                                                                                 -------------------------------------------------
                                                                                     1997              1996               1995
                                                                                 -----------        -----------        -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  NET LOSS                                                                       $(3,708,078)       $(6,090,730)       $(5,068,583)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM
  OPERATING ACTIVITIES:
    DEPRECIATION                                                                     131,780            111,070             94,161
    LOSS ON SALE OF LONG-TERM INVESTMENT                                              13,414                 --                 --
    RENT, CONSULTING AND MARKETING SERVICES, EMPLOYEE
     COMPENSATION SETTLED VIA THE ISSUANCE OF COMPANY
     SHARES                                                                        1,245,473          2,749,208            799,249
    CHANGES IN ASSETS AND LIABILITIES:
        PREPAID EXPENSES AND DEPOSITS                                               (191,181)           376,087           (219,317)
        ACCOUNTS RECEIVABLE                                                         (126,252)            (2,380)            (4,981)
        SHORT-TERM INVESTMENT                                                        221,190           (221,190)                --
        INVENTORY                                                                     91,274             50,391           (166,003)
        DEFERRED CHARGES                                                          (2,995,917)          (139,984)                --
        DEFERRED REVENUE                                                           4,828,408            283,126             10,998
        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                      24,061           (617,155)         1,159,885
                                                                                 -----------        -----------        -----------

  NET CASH USED IN OPERATING ACTIVITIES                                             (465,828)        (3,501,557)        (3,394,591)
                                                                                 -----------        -----------        -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  ACQUISITION OF FIXED ASSETS                                                       (194,688)           (13,006)          (329,840)
  LOAN TO SHAREHOLDERS                                                                (3,261)            (8,911)          (211,022)
  REPAYMENT OF LOANS TO SHAREHOLDERS                                                      --            142,611            152,006
  NOTE RECEIVABLE                                                                         --                 --           (200,317)
  REPAYMENT OF NOTE RECEIVABLE                                                            --            178,350             21,967
  LONG-TERM INVESTMENT                                                                    --            (10,929)        (2,290,443)
  UNWIND OF LONG-TERM INVESTMENT                                                      37,037                 --          2,250,921
                                                                                 -----------        -----------        -----------
  NET CASH FROM (USED IN) INVESTING ACTIVITIES                                      (160,912)           288,115           (606,728)
                                                                                 -----------        -----------        -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  ISSUANCE OF COMMON SHARES                                                               --          1,177,445          3,030,897
  ISSUANCE OF PREFERRED SHARES                                                     1,050,000                 --                 --
  ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES                                         --          2,189,529                 --
  REPAYMENT OF DEBENTURES AND CONVERTIBLE SUBORDINATED DEBENTURES                   (130,263)                --                 --
  DUE TO SHAREHOLDER                                                                      --                 --            108,390
  REPAYMENT TO SHAREHOLDER                                                                --                 --           (108,390)
  SHARE ISSUE COSTS                                                                 (224,741)          (214,357)           (779,495)
                                                                                 -----------        -----------        -----------

  NET CASH FROM FINANCING ACTIVITIES                                                 694,996          3,152,617          2,251,402
                                                                                  ----------        -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES                                                      (41,887)            32,578           (155,976)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING                               26,369            (28,247)        (1,905,893)
  THE PERIOD

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        78,844            107,091          2,012,984
                                                                                 -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   105,213        $    78,844        $   107,091
                                                                                 ===========        ===========        ===========


                                                                                          FROM INCEPTION (MAY 6, 1993)
                                                                                                THROUGH MARCH 31,
                                                                                --------------------------------------------------
                                                                                    1997                1996              1995
                                                                                 -----------        -----------        -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  NET LOSS                                                                       (16,910,816)       $(13,202,738)       $(7,112,008)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM
  OPERATING ACTIVITIES:
    DEPRECIATION                                                                     367,126             235,346            124,276
    LOSS ON SALE OF LONG-TERM INVESTMENT                                              13,414                  --                 --
    RENT, CONSULTING AND MARKETING SERVICES, EMPLOYEE
     COMPENSATION SETTLED VIA THE ISSUANCE OF COMPANY
     SHARES                                                                        5,118,274           3,872,801          1,123,593
    CHANGES IN ASSETS AND LIABILITIES:
        PREPAID EXPENSES AND DEPOSITS                                               (376,799)           (185,618)          (561,705)
        ACCOUNTS RECEIVABLE                                                         (133,613)             (7,361)            (4,981)
        SHORT-TERM INVESTMENT                                                             --            (221,190)                --
        INVENTORY                                                                    (24,338)           (115,612)          (166,003)
        DEFERRED CHARGES                                                          (3,135,901)           (139,984)                --
        DEFERRED REVENUE                                                           5,122,532             294,124             10,998
        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                     857,096             833,035          1,450,190
                                                                                ------------        -------------       ------------

  NET CASH USED IN OPERATING ACTIVITIES                                           (9,103,025)         (8,637,197)        (5,135,640)
                                                                                -------------       -------------       ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  ACQUISITION OF FIXED ASSETS                                                       (784,633)           (589,945)          (576,939)
  LOAN TO SHAREHOLDERS                                                              (417,899)           (414,638)          (405,727)
  REPAYMENT OF LOANS TO SHAREHOLDERS                                                 356,412             356,412            213,801
  NOTE RECEIVABLE                                                                   (200,317)           (200,317)          (200,317)
  REPAYMENT OF NOTE RECEIVABLE                                                       200,317             200,317             21,967
  LONG-TERM INVESTMENT                                                            (2,301,372)         (2,301,372)        (2,290,443)
  UNWIND OF LONG-TERM INVESTMENT                                                   2,287,958           2,250,921          2,250,921
                                                                                ------------        -------------       ------------
  NET CASH FROM (USED IN) INVESTING ACTIVITIES                                      (859,534)           (698,622)          (986,737)
                                                                                ------------        -------------       ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  ISSUANCE OF COMMON SHARES                                                        8,922,530           8,922,530          7,745,085
  ISSUANCE OF PREFERRED SHARES                                                     1,050,000                  --                 --
  ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES                                  2,189,529           2,189,529                 --
  REPAYMENT OF DEBENTURES AND CONVERTIBLE SUBORDINATED DEBENTURES                   (130,263)                 --                 --
  DUE TO SHAREHOLDER                                                                      --             108,390            108,390
  REPAYMENT TO SHAREHOLDER                                                                --            (108,390)          (108,390)
  SHARE ISSUE COSTS                                                               (1,684,735)         (1,459,994)        (1,245,637)
                                                                                ------------        -------------       ------------

  NET CASH FROM FINANCING ACTIVITIES                                              10,347,061           9,652,065          6,499,448
                                                                                ------------        -------------       ------------

EFFECT OF EXCHANGE RATE CHANGES                                                     (279,289)           (237,402)          (269,980)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING                              105,213              78,844            107,091
  THE PERIOD

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            --                  --                 --
                                                                                ---------------------------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    105,213        $     78,844        $   107,091
                                                                                =================================       ============


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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)




                                                                                                SHARES
                                                                                -----------------------------------------

                                                                                                                CLASS B
                                                                                PREFERRED      COMMON           COMMON
                                                                                  STOCK        STOCK             STOCK
                                                                                -----------------------------------------

SHARES ISSUED TO OFFICERS AT INCEPTION (CASH - $NIL)                                                           5,089,286

SHARES ISSUED FOR CASH (CASH - $4,714,188)                                                                       884,729

SHARES ISSUED IN LIEU OF RENT  (NOTE 11-XI) (CASH - $NIL)                                                         60,871

SHARE ISSUE COSTS

TRANSLATION ADJUSTMENT

NET LOSS
                                                                                -----------------------------------------
BALANCE AT MARCH 31, 1994                                                                                      6,034,886
                                                                                -----------------------------------------

SHARES ISSUED FOR CASH (CASH - $1,175,797)                                                                       234,517

SHARES ISSUED IN LIEU OF RENT  (NOTE 11-XI) (CASH - $NIL)                                                          5,777

REVERSE MERGER WITH THE TRACKER CORPORATION
ON JULY 12, 1994 (CASH - $100)                                                                  739,219

SHARES ISSUED FROM REGULATION S OFFERING (INCLUDING 79,658 SHARES
   AT $7 PER SHARE FOR CONSULTING SERVICES AND 3,571 SHARES AT $5.50
   PER SHARE FOR THE PURCHASE OF FIXED ASSETS) (CASH -$1,505,000)                               860,000
SHARE PROCEEDS TO BE RECEIVED SUBSEQUENT TO MARCH 31, 1995

SHARES ISSUED FOR CONSULTING AND MARKETING SERVICES (NOTE 11) (CASH-$NIL)                       825,000           78,005
LESS: CONSULTING AND MARKETING SERVICES NOT YET RECEIVED                                       (814,583)*

SHARES PROCEEDS RECEIVED FROM PRIVATE PLACEMENT
  ON MARCH 15, 1995 (CASH - $350,000)                                                           500,000

SHARES ISSUED TO EMPLOYEES FOR EMPLOYMENT SERVICES (NOTE 11-XI) (CASH-$NIL)                                       25,063

SHARE ISSUE COSTS

TRANSLATION ADJUSTMENT

NET LOSS
                                                                                -----------------------------------------

BALANCE AT MARCH 31, 1995                                                          --         2,109,636        6,378,248
                                                                                -----------------------------------------

                                                                                                 AMOUNTS
                                                                                ------------------------------------------
                                                                                                                  PAID-IN
                                                                                                                 CAPITAL IN
                                                                                PREFERRED     COMMON              EXCESS
                                                                                   STOCK       STOCK               OF PAR
                                                                                ------------------------------------------

SHARES ISSUED TO OFFICERS AT INCEPTION (CASH - $NIL)                               $--        $   --            $       --

SHARES ISSUED FOR CASH (CASH - $4,714,188)                                                                       4,714,188

SHARES ISSUED IN LIEU OF RENT  (NOTE 11-XI) (CASH - $NIL)                                                          324,344

SHARE ISSUE COSTS                                                                                                 (466,142)

TRANSLATION ADJUSTMENT

NET LOSS
                                                                                ------------------------------------------
BALANCE AT MARCH 31, 1994                                                           --            --             4,572,390
                                                                                ------------------------------------------

SHARES ISSUED FOR CASH (CASH - $1,175,797)                                                                       1,175,797

SHARES ISSUED IN LIEU OF RENT  (NOTE 11-XI) (CASH - $NIL)                                                           30,121

REVERSE MERGER WITH THE TRACKER CORPORATION
ON JULY 12, 1994 (CASH - $100)                                                                   739                  (639)

SHARES ISSUED FROM REGULATION S OFFERING (INCLUDING 79,658 SHARES
   AT $7 PER SHARE FOR CONSULTING SERVICES AND 3,571 SHARES AT $5.50
   PER SHARE FOR THE PURCHASE OF FIXED ASSETS) (CASH -$1,505,000)                                860             2,900,840
SHARE PROCEEDS TO BE RECEIVED SUBSEQUENT TO MARCH 31, 1995                                                        (819,459)

SHARES ISSUED FOR CONSULTING AND MARKETING SERVICES (NOTE 11) (CASH-$NIL)                        825             2,204,153
LESS: CONSULTING AND MARKETING SERVICES NOT YET RECEIVED                                        (815)

SHARES PROCEEDS RECEIVED FROM PRIVATE PLACEMENT
  ON MARCH 15, 1995 (CASH - $350,000)                                                            500               349,500

SHARES ISSUED TO EMPLOYEES FOR EMPLOYMENT SERVICES (NOTE 11-XI) (CASH-$NIL)                                         74,409

SHARE ISSUE COSTS                                                                                                 (779,495)

TRANSLATION ADJUSTMENT

NET LOSS
                                                                                ------------------------------------------

BALANCE AT MARCH 31, 1995                                                           --         2,109             9,707,617
                                                                                ------------------------------------------

                                                                                           AMOUNTS
                                                                                -----------------------------

                                                                                                  CUMULATIVE
                                                                                  OTHER           TRANSLATION
                                                                                  CAPITAL         ADJUSTMENT
                                                                                -----------------------------
SHARES ISSUED TO OFFICERS AT INCEPTION (CASH - $NIL)                                    --         $      --

SHARES ISSUED FOR CASH (CASH - $4,714,188)

SHARES ISSUED IN LIEU OF RENT  (NOTE 11-XI) (CASH - $NIL)

SHARE ISSUE COSTS

TRANSLATION ADJUSTMENT                                                                              (129,098)

NET LOSS
                                                                                -----------------------------
BALANCE AT MARCH 31, 1994                                                               --          (129,098)
                                                                                -----------------------------

SHARES ISSUED FOR CASH (CASH - $1,175,797)

SHARES ISSUED IN LIEU OF RENT  (NOTE 11-XI) (CASH - $NIL)

REVERSE MERGER WITH THE TRACKER CORPORATION
ON JULY 12, 1994 (CASH - $100)

SHARES ISSUED FROM REGULATION S OFFERING (INCLUDING 79,658 SHARES
   AT $7 PER SHARE FOR CONSULTING SERVICES AND 3,571 SHARES AT $5.50
   PER SHARE FOR THE PURCHASE OF FIXED ASSETS) (CASH -$1,505,000)
SHARE PROCEEDS TO BE RECEIVED SUBSEQUENT TO MARCH 31, 1995

SHARES ISSUED FOR CONSULTING AND MARKETING SERVICES (NOTE 11) (CASH-$NIL)
LESS: CONSULTING AND MARKETING SERVICES NOT YET RECEIVED                        (2,086,685)

SHARES PROCEEDS RECEIVED FROM PRIVATE PLACEMENT
  ON MARCH 15, 1995 (CASH - $350,000)

SHARES ISSUED TO EMPLOYEES FOR EMPLOYMENT SERVICES (NOTE 11-XI) (CASH-$NIL)

SHARE ISSUE COSTS

TRANSLATION ADJUSTMENT                                                                              (159,026)

NET LOSS
                                                                                -----------------------------

BALANCE AT MARCH 31, 1995                                                       (2,086,685)         (288,124)
                                                                                -----------------------------

                                                                                                 AMOUNTS
                                                                                -------------------------------------
                                                                                 DEFICIT ACCUMULATED
                                                                                       DURING
                                                                                      DEVELOPMENT
                                                                                        STAGE                 TOTAL
                                                                                -------------------------------------

SHARES ISSUED TO OFFICERS AT INCEPTION (CASH - $NIL)                            $        --               $        --

SHARES ISSUED FOR CASH (CASH - $4,714,188)                                                                  4,714,188

SHARES ISSUED IN LIEU OF RENT  (NOTE 11-XI) (CASH - $NIL)                                                     324,344

SHARE ISSUE COSTS                                                                                            (466,142)

TRANSLATION ADJUSTMENT                                                                                       (129,098)

NET LOSS                                                                         (2,043,425)               (2,043,425)
                                                                                -------------------------------------
BALANCE AT MARCH 31, 1994                                                        (2,043,425)                2,399,867
                                                                                -------------------------------------

SHARES ISSUED FOR CASH (CASH - $1,175,797)                                                                  1,175,797

SHARES ISSUED IN LIEU OF RENT  (NOTE 11-XI) (CASH - $NIL)                                                      30,121

REVERSE MERGER WITH THE TRACKER CORPORATION
ON JULY 12, 1994 (CASH - $100)                                                                                    100

SHARES ISSUED FROM REGULATION S OFFERING (INCLUDING 79,658 SHARES
   AT $7 PER SHARE FOR CONSULTING SERVICES AND 3,571 SHARES AT $5.50
   PER SHARE FOR THE PURCHASE OF FIXED ASSETS) (CASH -$1,505,000)                                           2,901,700
SHARE PROCEEDS TO BE RECEIVED SUBSEQUENT TO MARCH 31, 1995                                                   (819,459)

SHARES ISSUED FOR CONSULTING AND MARKETING SERVICES (NOTE 11) (CASH-$NIL)                                   2,204,978
LESS: CONSULTING AND MARKETING SERVICES NOT YET RECEIVED                                                   (2,087,500)

SHARES PROCEEDS RECEIVED FROM PRIVATE PLACEMENT
  ON MARCH 15, 1995 (CASH - $350,000)                                                                         350,000

SHARES ISSUED TO EMPLOYEES FOR EMPLOYMENT SERVICES (NOTE 11-XI) (CASH-$NIL)                                    74,409

SHARE ISSUE COSTS                                                                                            (779,495)

TRANSLATION ADJUSTMENT                                                                                       (159,026)

NET LOSS                                                                         (5,068,583)               (5,068,583)
                                                                                -------------------------------------

BALANCE AT MARCH 31, 1995                                                        (7,112,008)                  222,909
                                                                                -------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                                                      SHARES
                                                                                ------------------------------------------------

                                                                                                                        CLASS B
                                                                                 PREFERRED              COMMON           COMMON
                                                                                   STOCK                 STOCK           STOCK
                                                                                ------------------------------------------------

SHARE PROCEEDS RECEIVED RE REGULATION S OFFERING
   MADE BEFORE MARCH 31, 1995 (CASH - $225,280)

CONSULTING SERVICES RECEIVED RE SHARES ISSUED                                                          14,582 *
   BEFORE MARCH 31, 1995  (NOTE 11-XI) (CASH - $ NIL)

MARKETING SERVICES RECEIVED RE SHARES ISSUED                                                          266,664 *
    TO LL KNICKERBOCKER CO. (NOTE 11) (CASH - $ NIL)

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

SHARE ISSUE COST FROM APRIL 1, 1995 TO MARCH 31, 1996

TRANSLATION ADJUSTMENT

NET LOSS FROM APRIL 1, 1995 TO MARCH 31, 1996
                                                                                ------------------------------------------------

BALANCE AS AT MARCH 31, 1996                                                       --               6,130,929          6,126,362
                                                                                ------------------------------------------------

                                                                                                  AMOUNTS
                                                                                ----------------------------------------
                                                                                                                PAID IN
                                                                                                              CAPITAL IN
                                                                                PREFERRED      COMMON           EXCESS
                                                                                  STOCK         STOCK           OF PAR
                                                                                ----------------------------------------
SHARE PROCEEDS RECEIVED RE REGULATION S OFFERING                                   --             -          $   819,459
   MADE BEFORE MARCH 31, 1995 (CASH - $225,280)

CONSULTING SERVICES RECEIVED RE SHARES ISSUED                                                    14
   BEFORE MARCH 31, 1995  (NOTE 11-XI) (CASH - $ NIL)

MARKETING SERVICES RECEIVED RE SHARES ISSUED                                                    265
    TO LL KNICKERBOCKER CO. (NOTE 11) (CASH - $ NIL)

SHARES ISSUED TO DIRECTORS AS COMPENSATION  (NOTE 11-XI) (CASH - $NIL)                           99               86,402

SHARES ISSUED TO AMERASIA FOR MARKETING SERVICES (NOTE 11-XI) (CASH - $NIL)                                       44,496
LESS: SERVICES NOT YET RECEIVED

SHARES CANCELLED (CASH - $NIL)                                                                    1                   (1)

SHARES ISSUED PURSUANT TO S-8 FOR EMPLOYEES, CONSULTANTS AND                                    770              769,230
     A DIRECTOR (NOTE 11-VII) (CASH - $NIL)
LESS: EMPLOYMENT AND CONSULTING SERVICES NOT YET RECEIVED                                      (341)

SHARES ISSUED TO R. ZUK (CASH - $83,000)                                                        200              199,800
LESS: SHARES PROCEEDS TO BE RECEIVED                                                                            (117,000)

SHARE PROCEEDS RECEIVED FROM PRIVATE PLACEMENT (CASH - $250,000)                                250              249,750

SHARES ISSUED UPON EXERCISE OF WARRANTS AT CANADIAN $1 PER SHARE                                                 619,166
   (CASH - $619,166)

SHARES ISSUED TO OFFICERS (NOTE 11-IV) (CASH - $NIL)                                            630              826,245

SHARES ISSUED TO A CONSULTANT (NOTE 11-XI) (CASH - $NIL)                                          8                9,836

SHARES ISSUED FOR INVESTOR RELATION SERVICES (NOTE 11-VI) (CASH - $NIL)                         200              262,300
LESS: SERVICES NOT YET RECEIVED                                                                (200)

SHARES ISSUED TO EMPLOYEES FOR EMPLOYMENT SERVICES (NOTE 11-XI)                                                   22,716
   (CASH - $NIL)

SHARES EXCHANGED AS PER EXCHANGE AGREEMENT (CASH - $NIL)                                      1,134               (1,134)

SHARES ISSUED FOR CONVERSION FROM DEBENTURE HOLDERS (CASH -$NIL)                                992              728,537

SHARE ISSUE COST FROM APRIL 1, 1995 TO MARCH 31, 1996                                                           (214,357)

TRANSLATION ADJUSTMENT

NET LOSS FROM APRIL 1, 1995 TO MARCH 31, 1996
                                                                                ----------------------------------------

BALANCE AS AT MARCH 31, 1996                                                      $--        $6,131          $14,013,062
                                                                                ----------------------------------------


                                                                                             AMOUNTS
                                                                                ---------------------------------
                                                                                                       CUMULATIVE
                                                                                      OTHER           TRANSLATION
                                                                                     CAPITAL           ADJUSTMENT
                                                                                ---------------------------------
SHARE PROCEEDS RECEIVED RE REGULATION S OFFERING                                 $        --            $      --
   MADE BEFORE MARCH 31, 1995 (CASH - $225,280)

CONSULTING SERVICES RECEIVED RE SHARES ISSUED                                         87,486
   BEFORE MARCH 31, 1995  (NOTE 11-XI) (CASH - $ NIL)

MARKETING SERVICES RECEIVED RE SHARES ISSUED                                         666,400
    TO LL KNICKERBOCKER CO. (NOTE 11) (CASH - $ NIL)

SHARES ISSUED TO DIRECTORS AS COMPENSATION  (NOTE 11-XI) (CASH - $NIL)

SHARES ISSUED TO AMERASIA FOR MARKETING SERVICES (NOTE 11-XI) (CASH - $NIL)
LESS: SERVICES NOT YET RECEIVED                                                      (18,630)

SHARES CANCELLED (CASH - $NIL)

SHARES ISSUED PURSUANT TO S-8 FOR EMPLOYEES, CONSULTANTS AND
     A DIRECTOR (NOTE 11-VII) (CASH - $NIL)
LESS: EMPLOYMENT AND CONSULTING SERVICES NOT YET RECEIVED                           (340,598)

SHARES ISSUED TO R. ZUK (CASH - $83,000)
LESS: SHARES PROCEEDS TO BE RECEIVED

SHARE PROCEEDS RECEIVED FROM PRIVATE PLACEMENT (CASH - $250,000)

SHARES ISSUED UPON EXERCISE OF WARRANTS AT CANADIAN $1 PER SHARE
   (CASH - $619,166)

SHARES ISSUED TO OFFICERS (NOTE 11-IV) (CASH - $NIL)

SHARES ISSUED TO A CONSULTANT (NOTE 11-XI) (CASH - $NIL)

SHARES ISSUED FOR INVESTOR RELATION SERVICES (NOTE 11-VI) (CASH - $NIL)
LESS: SERVICES NOT YET RECEIVED                                                     (262,300)

SHARES ISSUED TO EMPLOYEES FOR EMPLOYMENT SERVICES (NOTE 11-XI)
   (CASH - $NIL)

SHARES EXCHANGED AS PER EXCHANGE AGREEMENT (CASH - $NIL)

SHARES ISSUED FOR CONVERSION FROM DEBENTURE HOLDERS (CASH -$NIL)

SHARE ISSUE COST FROM APRIL 1, 1995 TO MARCH 31, 1996

TRANSLATION ADJUSTMENT                                                                                     47,224

NET LOSS FROM APRIL 1, 1995 TO MARCH 31, 1996
                                                                                ---------------------------------

BALANCE AS AT MARCH 31, 1996                                                     $(1,954,327)           $(240,900)
                                                                                ---------------------------------

                                                                                            AMOUNTS
                                                                               -----------------------------------
                                                                               DEFICIT ACCUMULATED
                                                                                     DURING
                                                                                   DEVELOPMENT
                                                                                      STAGE                TOTAL
                                                                               -----------------------------------
SHARE PROCEEDS RECEIVED RE REGULATION S OFFERING                                  $         --         $   819,459
   MADE BEFORE MARCH 31, 1995 (CASH - $225,280)

CONSULTING SERVICES RECEIVED RE SHARES ISSUED                                                               87,500
   BEFORE MARCH 31, 1995  (NOTE 11-XI) (CASH - $ NIL)

MARKETING SERVICES RECEIVED RE SHARES ISSUED                                                               666,665
    TO LL KNICKERBOCKER CO. (NOTE 11) (CASH - $ NIL)

SHARES ISSUED TO DIRECTORS AS COMPENSATION  (NOTE 11-XI) (CASH - $NIL)                                      86,501

SHARES ISSUED TO AMERASIA FOR MARKETING SERVICES (NOTE 11-XI) (CASH - $NIL)                                 44,496
LESS: SERVICES NOT YET RECEIVED                                                                            (18,630)

SHARES CANCELLED (CASH - $NIL)                                                                                  --

SHARES ISSUED PURSUANT TO S-8 FOR EMPLOYEES, CONSULTANTS AND                                               770,000
     A DIRECTOR (NOTE 11-VII) (CASH - $NIL)
LESS: EMPLOYMENT AND CONSULTING SERVICES NOT YET RECEIVED                                                 (340,939)

SHARES ISSUED TO R. ZUK (CASH - $83,000)                                                                   200,000
LESS: SHARES PROCEEDS TO BE RECEIVED                                                                      (117,000)

SHARE PROCEEDS RECEIVED FROM PRIVATE PLACEMENT (CASH - $250,000)                                           250,000

SHARES ISSUED UPON EXERCISE OF WARRANTS AT CANADIAN $1 PER SHARE                                           619,166
   (CASH - $619,166)

SHARES ISSUED TO OFFICERS (NOTE 11-IV) (CASH - $NIL)                                                       826,875

SHARES ISSUED TO A CONSULTANT (NOTE 11-XI) (CASH - $NIL)                                                     9,844

SHARES ISSUED FOR INVESTOR RELATION SERVICES (NOTE 11-VI) (CASH - $NIL)                                    262,500
LESS: SERVICES NOT YET RECEIVED                                                                           (262,500)

SHARES ISSUED TO EMPLOYEES FOR EMPLOYMENT SERVICES (NOTE 11-XI)                                             22,716
   (CASH - $NIL)

SHARES EXCHANGED AS PER EXCHANGE AGREEMENT (CASH - $NIL)                                                        --

SHARES ISSUED FOR CONVERSION FROM DEBENTURE HOLDERS (CASH -$NIL)                                           729,529

SHARE ISSUE COST FROM APRIL 1, 1995 TO MARCH 31, 1996                                                     (214,357)

TRANSLATION ADJUSTMENT                                                                                      47,224

NET LOSS FROM APRIL 1, 1995 TO MARCH 31, 1996                                       (6,090,730)         (6,090,730)
                                                                               -----------------------------------

BALANCE AS AT MARCH 31, 1996                                                      $(13,202,738)        $(1,378,772)
                                                                               -----------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA

                         (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                                                             SHARES
                                                                                                     ------------------------

                                                                                                     PREFERRED       COMMON
                                                                                                       STOCK          STOCK
                                                                                                     ------------------------

MARKETING SERVICES RECEIVED RE SHARES ISSUED
    TO LL KNICKERBOCKER CO. (NOTE 11) (CASH - $ NIL)                                                                  133,336 *

SHARES ISSUED TO DIRECTORS AS COMPENSATION  (NOTE 11-XI) (CASH - $NIL)                                                 34,445

MARKETING SERVICES RECEIVED FROM AMERASIA (NOTE 11-XI) (CASH - $NIL)

EMPLOYMENT AND CONSULTING SERVICES AND DIRECTORS' FEES RECEIVED RE S-8
(NOTES 11-VII AND 11-XV) (CASH - $NIL)                                                                              1,740,938 *

SHARES ISSUED FOR CONVERSION FROM DEBENTURE HOLDERS (NOTE 11-X) (CASH -$NIL)                                        1,433,443

PREFERRED SHARES ISSUED FROM PRIVATE PLACEMENT (NOTE 11-XII) (CASH - $1,050,000)                         1,050

COMMON SHARES ISSUED FOR CONVERSION FROM PREFERRED STOCKHOLDER (NOTE 11-XIII)                           (1,050)     4,365,136
  (CASH - $NIL)

SHARES EXCHANGED AS PER EXCHANGE AGREEMENT (CASH - $NIL)                                                            1,268,825

SHARES ISSUED TO EMPLOYEES FOR EMPLOYMENT SERVICES (NOTE 11-XI) (CASH-$NIL)                                            26,000

SHARES ISSUED FOR CONSULTING SERVICES (NOTE 11-XI) (CASH-$NIL)                                                        208,250

SHARES ISSUED IN LIEU OF FINDER FEE FOR DEBENTURE HOLDERS (NOTE 11-XI) (CASH -$NIL)                                    52,906

SHARES ISSUED IN LIEU OF FINDER FEE FOR PREFERRED STOCKHOLDERS (NOTE 11-XI) (CASH -$NIL)                              112,500

SHARES ISSUED PURSUANT TO W.MARCHES S-8 STOCK PAYMENT PLAN (NOTE 11-XVI)                                              333,272

SHARES ISSUED FOR OFFICE RENTAL EXPENSE ( NOTE 11-XII) ( CASH -$ NIL)                                                  615,780
LESS: RENTAL EXPENSE NOT YET AMORTIZED                                                                               (530,255)*

SHARE ISSUE COST FROM APRIL 1, 1996 TO MARCH 31, 1997

TRANSLATION ADJUSTMENT

NET LOSS FROM APRIL 1, 1996 TO MARCH 31, 1997
                                                                                                      -----------------------

BALANCE AS AT MARCH 31, 1997                                                                                --     15,925,505
                                                                                                      ========     ==========

                                                                                                       SHARES
                                                                                                     ----------

                                                                                                       CLASS B
                                                                                                        COMMON
                                                                                                        STOCK
                                                                                                     ----------
MARKETING SERVICES RECEIVED RE SHARES ISSUED
    TO LL KNICKERBOCKER CO. (NOTE 11) (CASH - $ NIL)

SHARES ISSUED TO DIRECTORS AS COMPENSATION  (NOTE 11-XI) (CASH - $NIL)

MARKETING SERVICES RECEIVED FROM AMERASIA (NOTE 11-XI) (CASH - $NIL)                                      5,000

EMPLOYMENT AND CONSULTING SERVICES AND DIRECTORS' FEES RECEIVED RE S-8
(NOTES 11-VII AND 11-XV) (CASH - $NIL)

SHARES ISSUED FOR CONVERSION FROM DEBENTURE HOLDERS (NOTE 11-X) (CASH -$NIL)

PREFERRED SHARES ISSUED FROM PRIVATE PLACEMENT (NOTE 11-XII) (CASH - $1,050,000)

COMMON SHARES ISSUED FOR CONVERSION FROM PREFERRED STOCKHOLDER (NOTE 11-XIII)
  (CASH - $NIL)

SHARES EXCHANGED AS PER EXCHANGE AGREEMENT (CASH - $NIL)                                             (1,268,825)

SHARES ISSUED TO EMPLOYEES FOR EMPLOYMENT SERVICES (NOTE 11-XI) (CASH-$NIL)

SHARES ISSUED FOR CONSULTING SERVICES (NOTE 11-XI) (CASH-$NIL)

SHARES ISSUED IN LIEU OF FINDER FEE FOR DEBENTURE HOLDERS (NOTE 11-XI) (CASH -$NIL)

SHARES ISSUED IN LIEU OF FINDER FEE FOR PREFERRED STOCKHOLDERS (NOTE 11-XI) (CASH -$NIL)

SHARES ISSUED PURSUANT TO W.MARCHES S-8 STOCK PAYMENT PLAN (NOTE 11-XVI)

SHARES ISSUED FOR OFFICE RENTAL EXPENSE ( NOTE 11-XII) ( CASH $ NIL)
LESS: RENTAL EXPENSE NOT YET AMORTIZED

SHARE ISSUE COST FROM APRIL 1, 1996 TO MARCH 31, 1997

TRANSLATION ADJUSTMENT

NET LOSS FROM APRIL 1, 1996 TO MARCH 31, 1997
                                                                                                     ----------

BALANCE AS AT MARCH 31, 1997                                                                          4,862,537
                                                                                                     ==========

                                                                                                           AMOUNTS
                                                                                                     ---------------------

                                                                                                     PREFERRED      COMMON
                                                                                                       STOCK         STOCK
                                                                                                     ---------------------
MARKETING SERVICES RECEIVED RE SHARES ISSUED
    TO LL KNICKERBOCKER CO. (NOTE 11) (CASH - $ NIL)                                                    $--        $   135

SHARES ISSUED TO DIRECTORS AS COMPENSATION  (NOTE 11-XI) (CASH - $NIL)                                                  34

MARKETING SERVICES RECEIVED FROM AMERASIA (NOTE 11-XI) (CASH - $NIL)

EMPLOYMENT AND CONSULTING SERVICES AND DIRECTORS' FEES RECEIVED RE S-8
(NOTES 11-VII AND 11-XV) (CASH - $NIL)                                                                               1,741

SHARES ISSUED FOR CONVERSION FROM DEBENTURE HOLDERS (NOTE 11-X) (CASH -$NIL)                                         1,434

PREFERRED SHARES ISSUED FROM PRIVATE PLACEMENT (NOTE 11-XII) (CASH - $1,050,000)                          1

COMMON SHARES ISSUED FOR CONVERSION FROM PREFERRED STOCKHOLDER (NOTE 11-XIII)                            (1)         4,364
  (CASH - $NIL)

SHARES EXCHANGED AS PER EXCHANGE AGREEMENT (CASH - $NIL)                                                             1,269

SHARES ISSUED TO EMPLOYEES FOR EMPLOYMENT SERVICES (NOTE 11-XI) (CASH-$NIL)                                             26

SHARES ISSUED FOR CONSULTING SERVICES (NOTE 11-XI) (CASH-$NIL)                                                         208

SHARES ISSUED IN LIEU OF FINDER FEE FOR DEBENTURE HOLDERS (NOTE 11-XI) (CASH -$NIL)                                     53

SHARES ISSUED IN LIEU OF FINDER FEE FOR PREFERRED STOCKHOLDERS (NOTE 11-XI) (CASH -$NIL)                               113

SHARES ISSUED PURSUANT TO W.MARCHES S-8 STOCK PAYMENT PLAN (NOTE 11-XVI)                                               332

SHARES ISSUED FOR OFFICE RENTAL EXPENSE ( NOTE 11-XII) ( CASH $ NIL)                                                   616
LESS: RENTAL EXPENSE NOT YET AMORTIZED                                                                                (531)

SHARE ISSUE COST FROM APRIL 1, 1996 TO MARCH 31, 1997

TRANSLATION ADJUSTMENT

NET LOSS FROM APRIL 1, 1996 TO MARCH 31, 1997
                                                                                                        ------------------

BALANCE AS AT MARCH 31, 1997                                                                             --        $15,925
                                                                                                        ==================

                                                                                                                AMOUNTS
                                                                                                     -------------------------------
                                                                                                        PAID IN
                                                                                                       CAPITAL IN
                                                                                                         EXCESS             OTHER
                                                                                                         OF PAR            CAPITAL
                                                                                                     -------------------------------
MARKETING SERVICES RECEIVED RE SHARES ISSUED
    TO LL KNICKERBOCKER CO. (NOTE 11) (CASH - $ NIL)                                                  $  (999,600)       $1,332,800

SHARES ISSUED TO DIRECTORS AS COMPENSATION  (NOTE 11-XI) (CASH - $NIL)                                     15,466

MARKETING SERVICES RECEIVED FROM AMERASIA (NOTE 11-XI) (CASH - $NIL)                                      (11,124)           18,630

EMPLOYMENT AND CONSULTING SERVICES AND DIRECTORS' FEES RECEIVED RE S-8
(NOTES 11-VII AND 11-XV) (CASH - $NIL)                                                                    316,054           340,598

SHARES ISSUED FOR CONVERSION FROM DEBENTURE HOLDERS (NOTE 11-X) (CASH -$NIL)                              653,566

PREFERRED SHARES ISSUED FROM PRIVATE PLACEMENT (NOTE 11-XII) (CASH - $1,050,000)                        1,049,999

COMMON SHARES ISSUED FOR CONVERSION FROM PREFERRED STOCKHOLDER (NOTE 11-XIII)                              (4,363)
  (CASH - $NIL)

SHARES EXCHANGED AS PER EXCHANGE AGREEMENT (CASH - $NIL)                                                   (1,269)

SHARES ISSUED TO EMPLOYEES FOR EMPLOYMENT SERVICES (NOTE 11-XI) (CASH-$NIL)                                12,474

SHARES ISSUED FOR CONSULTING SERVICES (NOTE 11-XI) (CASH-$NIL)                                             49,634

SHARES ISSUED IN LIEU OF FINDER FEE FOR DEBENTURE HOLDERS (NOTE 11-XI) (CASH -$NIL)                        52,853

SHARES ISSUED IN LIEU OF FINDER FEE FOR PREFERRED STOCKHOLDERS (NOTE 11-XI) (CASH -$NIL)                   44,887

SHARES ISSUED PURSUANT TO W.MARCHES S-8 STOCK PAYMENT PLAN (NOTE 11-XVI)                                   87,668

SHARES ISSUED FOR OFFICE RENTAL EXPENSE ( NOTE 11-XII) ( CASH $ NIL)                                      153,329
LESS: RENTAL EXPENSE NOT YET AMORTIZED                                                                                     (132,034)

SHARE ISSUE COST FROM APRIL 1, 1996 TO MARCH 31, 1997                                                    (224,741)

TRANSLATION ADJUSTMENT

NET LOSS FROM APRIL 1, 1996 TO MARCH 31, 1997
                                                                                                     -------------------------------

BALANCE AS AT MARCH 31, 1997                                                                          $15,207,895         $(394,333)
                                                                                                     ===============================

                                                                                                        AMOUNTS
                                                                                                     -------------

                                                                                                       CUMULATIVE
                                                                                                      TRANSLATION
                                                                                                       ADJUSTMENT
                                                                                                     -------------
MARKETING SERVICES RECEIVED RE SHARES ISSUED
    TO LL KNICKERBOCKER CO. (NOTE 11) (CASH - $ NIL)                                                 $      --

SHARES ISSUED TO DIRECTORS AS COMPENSATION  (NOTE 11-XI) (CASH - $NIL)

MARKETING SERVICES RECEIVED FROM AMERASIA (NOTE 11-XI) (CASH - $NIL)

EMPLOYMENT AND CONSULTING SERVICES AND DIRECTORS' FEES RECEIVED RE S-8
(NOTES 11-VII AND 11-XV) (CASH - $NIL)

SHARES ISSUED FOR CONVERSION FROM DEBENTURE HOLDERS (NOTE 11-X) (CASH -$NIL)

PREFERRED SHARES ISSUED FROM PRIVATE PLACEMENT (NOTE 11-XII) (CASH - $1,050,000)

COMMON SHARES ISSUED FOR CONVERSION FROM PREFERRED STOCKHOLDER (NOTE 11-XIII)
  (CASH - $NIL)

SHARES EXCHANGED AS PER EXCHANGE AGREEMENT (CASH - $NIL)

SHARES ISSUED TO EMPLOYEES FOR EMPLOYMENT SERVICES (NOTE 11-XI) (CASH-$NIL)

SHARES ISSUED FOR CONSULTING SERVICES (NOTE 11-XI) (CASH-$NIL)

SHARES ISSUED IN LIEU OF FINDER FEE FOR DEBENTURE HOLDERS (NOTE 11-XI) (CASH -$NIL)

SHARES ISSUED IN LIEU OF FINDER FEE FOR PREFERRED STOCKHOLDERS (NOTE 11-XI) (CASH -$NIL)

SHARES ISSUED PURSUANT TO W.MARCHES S-8 STOCK PAYMENT PLAN (NOTE 11-XVI)

SHARES ISSUED FOR OFFICE RENTAL EXPENSE (NOTE 11-XII) ( CASH $ NIL)
LESS: RENTAL EXPENSE NOT YET AMORTIZED

SHARE ISSUE COST FROM APRIL 1, 1996 TO MARCH 31, 1997

TRANSLATION ADJUSTMENT                                                                                 (79,146)

NET LOSS FROM APRIL 1, 1996 TO MARCH 31, 1997
                                                                                                     ---------

BALANCE AS AT MARCH 31, 1997                                                                         $(320,046)
                                                                                                     =========

                                                                                                         AMOUNTS
                                                                                              -----------------------------------
                                                                                              DEFICIT ACCUMULATED
                                                                                                     DURING
                                                                                                   DEVELOPMENT
                                                                                                      STAGE              TOTAL
                                                                                              -----------------------------------
MARKETING SERVICES RECEIVED RE SHARES ISSUED
    TO LL KNICKERBOCKER CO. (NOTE 11) (CASH - $ NIL)                                               $      --          $   333,335

SHARES ISSUED TO DIRECTORS AS COMPENSATION  (NOTE 11-XI) (CASH - $NIL)                                                     15,500

MARKETING SERVICES RECEIVED FROM AMERASIA (NOTE 11-XI) (CASH - $NIL)                                                        7,506

EMPLOYMENT AND CONSULTING SERVICES AND DIRECTORS' FEES RECEIVED RE S-8
(NOTES 11-VII AND 11-XV) (CASH - $NIL)                                                                                    658,393

SHARES ISSUED FOR CONVERSION FROM DEBENTURE HOLDERS (NOTE 11-X) (CASH -$NIL)                                              655,000

PREFERRED SHARES ISSUED FROM PRIVATE PLACEMENT (NOTE 11-XII) (CASH - $1,050,000)                                        1,050,000

COMMON SHARES ISSUED FOR CONVERSION FROM PREFERRED STOCKHOLDER (NOTE 11-XIII)                                                   -
  (CASH - $NIL)

SHARES EXCHANGED AS PER EXCHANGE AGREEMENT (CASH - $NIL)                                                                        -

SHARES ISSUED TO EMPLOYEES FOR EMPLOYMENT SERVICES (NOTE 11-XI) (CASH-$NIL)                                                12,500

SHARES ISSUED FOR CONSULTING SERVICES (NOTE 11-XI) (CASH-$NIL)                                                             49,842

SHARES ISSUED IN LIEU OF FINDER FEE FOR DEBENTURE HOLDERS (NOTE 11-XI) (CASH -$NIL)                                        52,906

SHARES ISSUED IN LIEU OF FINDER FEE FOR PREFERRED STOCKHOLDERS (NOTE 11-XI) (CASH -$NIL)                                   45,000

SHARES ISSUED PURSUANT TO W.MARCHES S-8 STOCK PAYMENT PLAN (NOTE 11-XVI)                                                   88,000

SHARES ISSUED FOR OFFICE RENTAL EXPENSE (NOTE 11-XII) ( CASH $ NIL)                                                       153,945
LESS: RENTAL EXPENSE NOT YET AMORTIZED                                                                                   (132,565)

SHARE ISSUE COST FROM APRIL 1, 1996 TO MARCH 31, 1997                                                                    (224,741)

TRANSLATION ADJUSTMENT                                                                                                    (79,146)

NET LOSS FROM APRIL 1, 1996 TO MARCH 31, 1997                                                     (3,708,078)          (3,708,078)
                                                                                              -----------------------------------

BALANCE AS AT MARCH 31, 1997                                                                    $(16,910,816)         $(2,401,375)
                                                                                              ===================================


(*) 730,255 COMMON SHARES HAVE BEEN SUBSCRIBED FOR BUT REMAIN UNISSUED AS AT
    MARCH 31, 1997

THE ACCOMPANYING NOTES ARE INTEGRAL PARTS OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

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

DEFERRED CHARGES

Deferred charges relate primarily to unamortized commissions net of a 30% cancellation reserve,and costs of sales which are amortized on a straight-line basis over the term of the related agreement.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

NEW ACCOUNTING PRONOUNCEMENTS

Other pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to the consolidated financial statements of the Company. Further, pronouncements with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.


NOTE 4 - SHORT-TERM INVESTMENT:

The short-term investment represents 288,462 shares of Stratcomm Media Ltd., a public company on the Vancouver Stock Exchange ("VSE"), and represents less than a 4% interest in the company. The common shares owned by the Company were restricted from trading for a period of 12 months starting May 30, 1995. Due to a permanent decline in value as the underlying shares were delisted from the VSE, in fiscal 1997 the Company wrote off this investment ($ 221,190 at March 31, 1996).


NOTE 5 - PREPAID EXPENSES AND DEPOSITS:

Prepaid expenses and deposits comprise the following:

                                                        March 31,       March 31,
                                                          1997            1996
                                                        --------        --------
Security deposit for merchant facility                  $300,000        $     --
Marketing and celebrity                                       --         120,992
Other                                                     59,526          47,353
                                                        --------        --------
                                                        $359,526        $168,345
                                                        ========        ========

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DUE FROM SHAREHOLDERS:

Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE 7 - DEFERRED CHARGES:

Deferred charges consist of the following:

                                                    March 31,            March 31,
                                                       1997                1996
                                                    ----------           -------
Current:
 Deferred sales commission                          $2,658,446           $47,222
 Other                                                 161,618            26,528
                                                    ----------           -------
                                                    $2,820,064           $73,750
                                                    ==========           =======
Long term:
 Deferred sales commission                          $  281,163           $61,680
 Other                                                  34,674             4,554
                                                    ----------           -------
                                                    $  315,837           $66,234
                                                    ==========           =======

NOTE 8 - PROPERTY AND EQUIPMENT (NET):

Property and equipment consist of the following:

                                                          March 31,    March 31,
                                                            1997         1996
                                                          --------     --------
   Scanning equipment                                     $120,737     $106,471
   Computer equipment                                      310,047      257,189
   Computer software                                        32,501       31,988
   Office furniture and equipment                          163,979       67,254
   Leasehold improvements                                   99,608       66,840
   Kiosk equipment                                          63,789       63,496
                                                          --------     --------
           Total original cost                             790,661      593,238
   Less: Accumulated depreciation                          372,394      239,509
                                                          --------     --------
                                                          $418,267     $353,729
                                                          ========     ========

Depreciation expense for the year ended March 31, 1997 was $ 131,780 and was $111,070 for the year ended March 31, 1996.

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


NOTE 10 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                                       March 31,        March 31,
                                                         1997             1996
                                                       ----------       --------
Directors fees                                         $   27,399       $ 11,000
Finder fees for convertible debentures                         --         52,906
Others                                                    346,288        202,931
                                                       ----------       --------
                                                       $  373,687       $266,837
                                                       ==========       ========


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

(ii) At March 31, 1997, all outstanding warrants to acquire exchangeable preference shares of the Canadian subsidiary at Canadian $14 per share had expired.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - CAPITAL STOCK (CONT'D):

(iv) (b) The Company issued the following options and warrants:


                                                     FOR YEAR                 FOR YEAR
                                                      ENDED                    ENDED
                                                    MARCH. 31,    EXERCISE    MARCH 31,    EXERCISE
                                                       1997         PRICE       1996        PRICE
                                                    -----------------------------------------------
            OPTIONS:
              Opening                                 40,000         n/a       40,000       $7.95
                Granted during the period (*)              0                   10,000       $1.81
                Exercised during the period                0                        0         n/a
                Expired/cancelled during period            0                  (10,000)      $7.95
                                                      ------                   ------
              Closing                                 40,000                   40,000
                                                      ======                   ======

(*): 40,000 options were issued in July 1994 and 10,000 options were issued in September 1995 to non-employee directors and vest proportionately over a period of three years.



                                                      FOR YEAR                 FOR YEAR
                                                        ENDED                   ENDED
                                                      MARCH 31,    EXERCISE   MARCH 31,     EXERCISE
                                                        1997         PRICE      1996          PRICE
                                                    -----------------------------------------------
            WARRANTS (COMMON STOCK AND CLASS B):
              Opening                                 767,348         n/a    1,685,880            n/a
                Issued during the period                    0                  250,000          $5.00
                Exercised during the period                 0                 (849,803)      Cdn$1.00
                Expired during the period             (17,348)                (318,729)     Cdn$14.00
                                                      -------                  -------
              Closing                                 750,000                  767,348
                                                      =======                  =======

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

(ix) Other capital

As at March 31, 1997, 730,255 common shares have been subscribed for but remain unissued as the service for which these shares were subscribed for have yet to be received.

                                                     YEAR ENDED
                                            ---------------------------   FROM INCEPTION
                                                      MARCH 31,            (MAY 6, 1993)
                                            ---------------------------   THROUGH MAR 31,
                                                1997            1996           1997
                                            -----------      ----------     ----------
OPENING,
    Marketing services not yet received     $ 1,332,800      $1,999,200     $       --
    Deferred compensation costs                 340,599              --             --
    Deferred consulting costs                   280,928          87,485             --
    Rent                                             --              --             --
                                            -----------      ----------     ----------
                                              1,954,327       2,086,685     $       --

SHARES SUBSCRIBED BUT NOT ISSUED,
    Marketing services not yet received        (999,600)             --        999,600
    Deferred compensation costs                 441,734       1,706,031      2,222,174
    Deferred consulting costs                   116,201         910,819      1,809,224
    Rent                                        153,329              --        507,794
                                            -----------      ----------     ----------
                                               (288,336)      2,616,850      5,538,792

CHARGED TO EXPENSE AS SERVICES ARE
RECEIVED,
    Marketing services not yet received         333,200         666,400        999,600
    Deferred compensation costs                 782,333       1,365,432      2,222,174
    Deferred consulting costs                   134,629         717,376      1,546,724
    Rent                                         21,496              --        375,961
                                            -----------      ----------     ----------
                                              1,271,658       2,749,208      5,144,459

CLOSING,
    Marketing services not yet received              --       1,332,800             --
    Deferred compensation costs                      --         340,599             --
    Deferred consulting costs                   262,500         280,928        262,500
    Rent                                        131,833              --        131,833
                                            -----------      ----------     ----------
                                            $   394,333      $1,954,327     $  394,333
                                            ===========      ==========     ==========

(x) For the year ended March 31, 1997, 1,433,433 common shares were issued pursuant to the conversion of convertible subordinated debentures totalling $655,000. In November 1996, all holders of the convertible subordinated debentures were requested to extend the maturity date from December 1, 1996 to June 1, 1997 on same terms and conditions. As of March 31, 1997 there remains outstanding $590,746 ($1,460,000 at March 31, 1996) in convertible subordinated debentures with a maturity date of June 1, 1997. The remaining balance of $83,991 ($Nil at March 31, 1996) has been reclassified as debentures which have repayment terms over 12 months at a 4.75% interest rate.

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

(xii) During the year ended March 1997, the Company issued 1,050 shares of $1,000 6% Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock is not redeemable and, except as otherwise provided by law, is non-voting. Subject to the prior right of the holders of any shares of any series of Preferred Stock ranking prior to the shares of Convertible Preferred Stock with respect to dividends, the holders of the Convertible Preferred Stock are entitled to receive when, as and if declared by the Board of Directors: (i) quarterly dividends payable in cash out of funds legally available for such purpose on the last day of July 1996 and October 1996 (each such date being referred to herein as a "Quarterly Dividend Payment Date") at an annual rate of $60 per share; or, (ii) at the sole option of the Company, quarterly dividends payable on each Quarterly Dividend Payment Date in additional shares of Convertible Preferred Stock at an annual rate of 0.06 additional shares per share of Convertible Preferred Stock then outstanding.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - CAPITAL STOCK (CONT'D):

For the year ended March 31, 1997, the Company paid $136,500 to a third party as finders fees in connection with the Company's private equity placement of the convertible preferred stock and the amount are included as a reduction in paid-in capital.

(xiii) As at March 31, 1997, 4,365,136 common shares were issued due to the conversion of 1,050 shares of convertible preferred stock totalling $1,050,000. As at March 31, 1997, no convertible preferred stock remains outstanding.

(xiv) On October 21, 1996, the Company's Prospectus on Amendment No. 4 of the Registration Statement on Form S-1 was declared effective by Securities and Exchange Commission at 4:00 pm (Eastern time).

(xv) During the year ended March 31, 1997, the Company issued 1,740,938 shares of common stock amounting to $658,393 pursuant to the registration statement on S-8 to five key employees and five outside (non-employee) directors as payment in lieu of salaries and consulting fees.

(xvi) In October 1996, the Company entered into a one-year consulting agreement (the "Consulting Agreement") with a Consultant who was retained to provide advice to the Company concerning the Company's growth strategy, financial public relations obligations and future capital structure. Under the terms of the Consulting Agreement, the Company has agreed to pay the Consultant one hundred thousand (100,000) shares of the Company's common stock. As additional consideration, the Company has granted to the Consultant certain options to purchase up to a total of 900,000 shares of the Company's Common Stock (the "Options") for the price of the par value of the Common stock, $.001 per share. In addition, the Company has agreed to pay the Consultant $10,000 per month, for administrative expenses. The Company shall reimburse the Consultant for all other pre-approved expenses. The Company issued 333,272 shares of common stock pursuant to the registration statement on S-8 to Consultant as payment for consulting fees. The shares were carried an aggregate value of $ 88,000.

NOTE 12 - COMMITMENTS:

LEASES

The Company has a lease agreement for its current office premises. The term of the lease is ten years which commenced January 1, 1994 and requires payment of an annual base rent of $22,000 for the first five years and thereafter market value less 20%. In addition, the Company is required to pay its share of property taxes and all operating costs. The Company has leased space in Smyrna, Georgia to house its fulfillment and processing center as well as a telemarketing and verification center. The term of the lease is for three (3) years, which commenced on May 15, 1997. The lease requires payment of an annual base rent of $41,772.

Rental expense for the year ended March 31, 1997 amounted to $ 214,470 and $233,705 for the year ended March 31, 1996.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS ( CONT'D):


EXCLUSIVE DISTRIBUTION RIGHTS

The Company amended its arrangement with Symbol Technologies Inc. for the exclusive right to use its PDF bar code scanner technology within the property identification and recovery industry in Canada, the United States and Europe. The commitment under this arrangement is as follows:

                                               Units                    Amount
                                               -----                    ------
         1997                                   500                    $450,000


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


NOTE 12 - COMMITMENTS ( CONT'D):

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

The Company currently retains certain key management personnel under contract. Included in expenses are consulting and management fees paid under the aforementioned contracts totalling, in the aggregate, $ 648,231 for the year ended March 31, 1997 and $589,390 for the year ended March 31, 1996.

Finders fees amounting to $25,870 for year ended March 31, 1997 and $Nil for the year ended March 31, 1996 paid to related parties in connection with the Company's private equity placement are included as a reduction in paid-in capital.

Commissions amounting to $Nil for year ended March 31, 1997 and $85,646 for the year ended March 31, 1996 were paid to related parties in connection with the issuance of convertible subordinated debentures.

See also Note 11(iv) and (vii).

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAXES:

The estimated deferred tax asset of $4,127,000 and $3,696,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to March 31, 1997 and March 31, 1996 respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $11,800,000 ($10,561,000 as at March 31,1997) expire starting in 2001; the benefit of these losses has not been reflected in these consolidated financial statements.

                                      March 31,           March 31,
                                        1997                 1996
                                     -----------         -----------
Deferred tax liabilities             $         0         $         0
Deferred tax assets
         Net operating losses          4,127,000           3,696,000
                                     -----------         -----------
                                       4,127,000           3,696,000
Valuation allowance                   (4,127,000)         (3,696,000)
                                     -----------         -----------
                                     $         0         $         0
                                     ===========         ===========

The valuation allowance increased by $ 431,000 during the year.

NOTE 15 - CONVERTIBLE SUBORDINATED DEBENTURES:

The Company has outstanding at March 31, 1997 convertible subordinated debentures in the amount of $590,746 ($ 1,460,000 as at March 31, 1996) bearing interest at 15% annually, which are repayable within one year. The interest payments are payable monthly in advance. The principal amount may be converted, at the holder's option, into shares of the Company's common stock, in whole or in part, at a conversion price as shown below. The debentures are subordinated to all other indebtedness incurred by the Company. The following lists the conversion rates:

                                                                                        No. of shares
         Principal                Conversion rate                                       on conversion
         -----------              ---------------                                       -------------
         $   150,000              $0.4375 per share of common stock                        342,858
             260,746              $0.9375 per share of common stock                        278,128
              75,000              $1.00 per share of common stock                           75,000
              30,000              $1.06 per share of common stock                           28,302
              20,000              $1.0625 per share of common stock                         18,824
              30,000              $1.10 per share of common stock                           27,273
              25,000              $1.25 per share of common stock                           20,000
         -----------                                                                      --------
         $   590,746                                                                       790,385
         ===========                                                                      ========

Total interest paid and included in general and administrative expenses is $ 222,791 and $181,311 for the years ended March 31, 1997 and 1996, respectively.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SUBSEQUENT EVENTS:

In April 1997, the Company issued 35,714 shares of common stock pursuant to the registration statement on S-8 to the Consultant for March 1997 administrative expense. The shares were valued at $0.28 per share. See Note 11(xvi) - Capital Stock.

In May 1997, the Company issued 43,478 shares of common stock pursuant to the registration statement on S-8 to the Consultant for April 1997 administrative expense. The shares were valued at $0.23 per share.See Note 11 (xvi) - Capital Stock.

In June 1997, the Company issued 56,180 shares of common stock pursuant to the registration statement on S-8 to the Consultant for May 1997 administrative expense.The shares were valued at $0.178 per share. See Note 11 (xvi) - Capital Stock.