Form 10-Q
period 1997-06-30
TRACKER CORP OF AMERICA
filed 1997-08-12
CIK 789853

Date Filed: August 12, 1997

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  JUNE 30, 1997

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ............... to ...................
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

         As of August 5, 1997, the Registrant had outstanding 16,942,595 shares of common stock, par value $0.001 per share, and 4,830,394 shares of the Registrant's Class B voting common stock, no par value.

                                     PART I

                              FINANCIAL INFORMATION


               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q


         The Tracker Corporation of America (the "Registrant") files herewith consolidated balance sheets of the Registrant as of June 30, 1997, and March 31, 1997, and the related consolidated statements of operations for the three month period ended June 30, 1997 and 1996, respectively, and the consolidated shareholders' equity (deficit) for the three month period ended June 30, 1997, and for the period from inception (May 6, 1993) through June 30, 1997 and consolidated statement of cash flows for the three month period ended June 30, 1997 and 1996, respectively, and for the period from inception (May 6, 1993) through June 30, 1997. The consolidated financial statements are unaudited but, in the opinion of management of the Registrant, reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-K for the year ended March 31, 1997.

THE TRACKER
CORPORATION
OF AMERICA
(A DEVELOPMENT
STAGE COMPANY)

CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)


JUNE 30, 1997

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                                    JUNE 30,           MARCH 31,
                                                                                     1997                1997
                                                                                 ------------         ----------
                                                                                  (UNAUDITED)          (AUDITED)
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                      $    113,242       $    105,213
  SHORT-TERM INVESTMENT                                                                    --                 --
  ACCOUNTS RECEIVABLE                                                                  54,166            133,613
  PREPAID EXPENSES AND DEPOSITS                                                       513,283            359,526
  INVENTORY                                                                             9,112             24,338
  DEFERRED CHARGES                                                                  3,695,907          2,820,064
                                                                                 ------------       ------------
       TOTAL CURRENT ASSETS                                                         4,385,710          3,442,754

DUE FROM SHAREHOLDERS                                                                  62,258             61,487
DEFERRED CHARGES                                                                      282,217            315,837
PROPERTY AND EQUIPMENT (NET)                                                          433,073            418,267
LONG-TERM INVESTMENT                                                                       --                 --
                                                                                 ------------       ------------

       TOTAL ASSETS                                                              $  5,163,258       $  4,238,345
                                                                                 ============       ============


                  LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                               $    471,085       $    468,764
  ACCRUED LIABILITIES                                                                 533,144            373,687
  DEFERRED REVENUE                                                                  5,699,410          4,509,401
  DEBENTURE PAYABLE                                                                    52,805             83,991
  CONVERTIBLE DEBENTURES                                                              522,231            590,746
                                                                                 ------------       ------------
       TOTAL CURRENT LIABILITIES                                                    7,278,675          6,026,589


DEFERRED REVENUE                                                                      563,671            613,131

COMMITMENTS (NOTE 10)                                                                      --                 --

SHAREHOLDERS' EQUITY (DEFICIT)
  $1000 6% CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE, 500,000 SHARES
    AUTHORIZED, NIL (NIL - MARCH 31, 1997) SHARES ISSUED AND OUTSTANDING                   --                 --

   COMMON STOCK, $.001 PAR VALUE, 30,000,000 SHARES AUTHORIZED,
     16,112,192 (15,925,505 - MARCH 31, 1997) SHARES ISSUED AND OUTSTANDING            16,112             15,925



  CLASS B VOTING COMMON STOCK, $0.00000007 PAR VALUE, 20,000,000
    SHARES AUTHORIZED, 4,862,537 (4,862,537 - MARCH 31, 1997) ISSUED
    AND OUTSTANDING                                                                        --                 --

  PAID-IN CAPITAL                                                                  15,237,759         15,207,895
  OTHER CAPITAL                                                                      (381,556)          (394,333)
  ACCUMULATED DEFICIT                                                             (17,256,788)       (16,910,816)
  CUMULATIVE TRANSLATION ADJUSTMENT                                                  (294,615)          (320,046)
                                                                                 ------------       ------------

    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                           (2,679,088)        (2,401,375)
                                                                                 ------------       ------------


    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                         $  5,163,258       $  4,238,345
                                                                                 ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                              FROM INCEPTION
                                                                               (MAY 6, 1993)
                                          FOR 3 MONTHS ENDED JUNE 30,            THROUGH
                                             1997              1996            JUNE 30,1997
                                             ----              ----            ------------
REVENUE                                  $  2,213,660       $     65,872       $  4,678,538

COST OF SALES                               1,660,043             13,545          3,335,724
                                         ------------       ------------       ------------

GROSS PROFIT                                  553,617             52,327          1,342,814
                                         ------------       ------------       ------------

DEVELOPMENT COSTS
  OPERATIONAL                                 237,544            144,083          2,307,227
  INFORMATION SYSTEMS                         100,233             60,545          1,275,831
  SALES AND MARKETING                         109,323            563,683          4,390,166
  GENERAL AND ADMINISTRATIVE                  452,489            546,728         10,626,378
                                         ------------       ------------       ------------

TOTAL DEVELOPMENT COSTS                       899,589          1,315,039         18,599,602
                                         ------------       ------------       ------------


NET LOSS APPLICABLE TO COMMON STOCK      $   (345,972)      $ (1,262,712)      $(17,256,788)
                                         ============       ============       ============



LOSS PER SHARE OF COMMON STOCK           $      (0.02)      $      (0.10)      $      (1.62)
                                         ============       ============       ============


WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                             20,874,564         12,874,322         10,637,910
                                         ============       ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                   FROM INCEPTION
                                                                                                                    (MAY 6, 1993)
                                                                                                                       THROUGH
                                                                                 FOR 3 MONTHS ENDED JUNE 30,       THROUGH JUNE 30,
                                                                                    1997              1996              1997
                                                                                    ----              ----              ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  NET LOSS                                                                      $  (345,972)      $(1,262,712)      $(17,256,788)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM
  OPERATING ACTIVITIES:
    DEPRECIATION                                                                     51,077            27,218            418,203
    LOSS ON SALE OF LONG-TERM INVESTMENT                                                 --                --             13,414
    RENT, CONSULTING AND MARKETING SERVICES, EMPLOYEE
     COMPENSATION SETTLED VIA THE ISSUANCE OF COMPANY
     SHARES                                                                          42,828           556,505          5,161,102
    CHANGES IN ASSETS AND LIABILITIES:
        PREPAID EXPENSES AND DEPOSITS                                              (153,757)           59,940           (530,556)
        ACCOUNTS RECEIVABLE                                                          79,447           (16,848)           (54,166)
        SHORT-TERM INVESTMENT                                                            --             1,080                 --
        INVENTORY                                                                    15,226            15,919             (9,112)
        DEFERRED CHARGES                                                           (842,223)         (170,865)        (3,978,125)
        DEFERRED REVENUE                                                          1,140,549           388,891          6,263,081
        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                    161,778          (123,562)         1,018,874
                                                                                -----------       ------------------------------

  NET CASH FROM (USED IN) OPERATING ACTIVITIES                                      148,953          (524,434)        (8,954,073)
                                                                                -----------       ------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  ACQUISITION OF FIXED ASSETS                                                       (65,883)           (8,617)          (850,515)
  LOAN TO SHAREHOLDERS                                                                   --              (443)          (417,899)
  REPAYMENT OF LOANS TO SHAREHOLDERS                                                     --                --            356,412
  NOTE RECEIVABLE                                                                        --                --           (200,317)
  REPAYMENT OF NOTE RECEIVABLE                                                           --                --            200,317
  LONG-TERM INVESTMENT                                                                   --                --         (2,301,372)
  UNWIND OF LONG-TERM INVESTMENT                                                         --                --          2,287,958
                                                                                -----------       ------------------------------

  NET CASH FROM (USED IN) INVESTING ACTIVITIES                                      (65,883)           (9,060)          (925,416)
                                                                                -----------       ------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  ISSUANCE OF COMMON SHARES                                                              --                --          8,922,530
  ISSUANCE OF PREFERRED SHARES                                                           --           850,000          1,050,000
  ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES                                        --                --          2,189,529
  REPAYMENT OF DEBENTURES AND CONVERTIBLE SUBORDINATED DEBENTURES                   (99,653)               --           (229,916)
  DUE TO SHAREHOLDER                                                                     --                --                 --
  REPAYMENT TO SHAREHOLDER                                                               --                --                 --
  SHARE ISSUE COSTS                                                                      --          (166,574)        (1,684,735)
                                                                                -----------       ------------------------------

  NET CASH FROM (USED IN) FINANCING ACTIVITIES                                      (99,653)          683,426         10,247,408
                                                                                -----------       ------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                                      24,612           (14,233)          (254,677)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING                               8,029           135,699            113,242
  THE PERIOD

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      105,213            78,844                 --
                                                                                -----------       ------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   113,242       $   214,543       $    113,242
                                                                                ===========       ==============================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
  THE COMPANY ISSUED CERTAIN SHARES OF ITS CLASS B VOTING COMMON STOCK FOR SERVICE AND FOR NOMINAL VALUES
  SEE CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                       THE TRACKER CORPORATION OF AMERICA
                                                         (A Development Stage Company)
====================================================================================================================================
                                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                    (Unaudited)


                                                                SHARES                                   AMOUNTS
                                                      ------------------------------   -------------------------------------------
                                                                                                            PAID-IN
                                                                             CLASS B                       CAPITAL IN
                                                      PREFERRED    COMMON    COMMON    PREFERRED   COMMON    EXCESS       OTHER
                                                        STOCK       STOCK    STOCK      STOCK      STOCK     OF PAR       CAPITAL
                                                      ------------------------------   -------------------------------------------
Shares issued to officers at inception (Cash-$Nil)                          5,089,286  $    --     $   --    $       --   $    --

Shares issued for cash (Cash-$4,714,188)                                      884,729                         4,714,188

Shares issued in lieu of rent (note 9-x) (Cash-$Nil)                           60,871                           324,344

Share issue costs                                                                                              (466,142)

Translation adjustment

Net loss
                                                        ------------------------------  ------------------------------------------
Balance at March 31, 1994                                                    6,034,886       --        --     4,572,390        --
                                                        ------------------------------  ------------------------------------------
Shares issued for cash (Cash-$1,175,797)                                       234,517                        1,175,797

Shares issued in lieu of rent (note 9-x)(Cash-$Nil)                              5,777                           30,121

Reverse merger with The Tracker Corporation on
July 12, 1994 (Cash-$100)                                       739,219                               739          (639)

Shares issued from Regulation S offering (including
 79,658 shares at $7 per share for consulting services
 and 3,571 shares at $5.50 per share for the purchase
  of fixed assets) (Cash-$1,505,000)                            860,000                               860     2,900,840
Share proceeds to be received subsequent to March
 31, 1995                                                                                                      (819,459)

Shares issued for consulting and marketing services
 (Cash-$Nil)                                                     825,000         78,005               825     2,204,153
Less: consulting and marketing services not yet received        (814,583)*                           (815)              (2,086,685)

Shares proceeds received from private placement on
  March 15, 1995 (Cash-$350,000)                                 500,000                              500       349,500

Shares issued to employees for employment services
  (note 9-x) (Cash-$Nil)                                                         25,063                          74,409

Share issue costs                                                                                              (779,495)

Translation adjustment

Net loss
                                                         ------------------------------  ------------------------------------------
Balance at March 31, 1995                                  --  2,109,636      6,378,248     --      2,109     9,707,617 (2,086,685)
                                                         ------------------------------  ------------------------------------------

                                                                             AMOUNTS
                                                          --------------------------------------------------
                                                                            DEFICIT ACCUMULATED
                                                          CUMULATIVE             DURING
                                                          TRANSLATION         DEVELOPMENT
                                                          ADJUSTMENT             STAGE            TOTAL
                                                          --------------------------------------------------
Shares issued to officers at inception (Cash-$Nil)        $      --         $        --            $       --

Shares issued for cash (Cash-$4,714,188)                                                            4,714,188

Shares issued in lieu of rent (note 9-x) (Cash-$Nil)                                                  324,344

Share issue costs                                                                                    (466,142)

Translation adjustment                                     (129,098)                                 (129,098)

Net loss                                                                     (2,043,425)           (2,043,425)
                                                          ---------------------------------------------------
Balance at March 31, 1994                                  (129,098)         (2,043,425)            2,399,867
                                                          ---------------------------------------------------
Shares issued for cash (Cash-$1,175,797)                                                            1,175,797

Shares issued in lieu of rent (note 9-x)(Cash-$Nil)                                                    30,121

Reverse merger with The Tracker Corporation on
July 12, 1994 (Cash-$100)                                                                                 100

Shares issued from Regulation S offering (including
 79,658 shares at $7 per share for consulting services
 and 3,571 shares at $5.50 per share for the purchase
 of fixed assets) (Cash-$1,505,000)                                                                 2,901,700
Share proceeds to be received subsequent to March
 31, 1995                                                                                            (819,459)

Shares issued for consulting and marketing services
 (Cash-$Nil)                                                                                        2,204,978
Less: consulting and marketing services not yet received                                           (2,087,500)

Shares proceeds received from private placement on
  March 15, 1995 (Cash-$350,000)                                                                      350,000

Shares issued to employees for employment services
  (note 9-x) (Cash-$Nil)                                                                               74,409

Share issue costs                                                                                    (779,495)

Translation adjustment                                     (159,026)                                 (159,026)

Net loss                                                                     (5,068,583)           (5,068,583)
                                                          ---------------------------------------------------
Balance at March 31, 1995                                  (288,124)         (7,112,008)              222,909
                                                          ---------------------------------------------------

                The accompanying notes are an integral part of these
                         consolidated financial statements.

                      THE TRACKER CORPORATION OF AMERICA
                        (A DEVELOPMENT STAGE COMPANY)

===============================================================================

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                 (Unaudited)

                                                              SHARES                                    AMOUNTS
                                                  ----------------------------------   --------------------------------------------
                                                                                                            PAID IN
                                                                          CLASS B                          CAPITAL IN
                                                  PREFERRED   COMMON      COMMON       PREFERRED  COMMON     EXCESS        OTHER
                                                    STOCK     STOCK        STOCK         STOCK    STOCK      OF PAR       CAPITAL
                                                  ----------------------------------   --------------------------------------------
Share proceeds received re Regulation S offering
  made before March 31, 1995 (Cash - $225,280)                                         $   -     $    -   $   819,459  $         -

Consulting services received re shares issued
  before March 31, 1995 (note 9-x)(Cash - $Nil)                  14,582*                             14                     87,486

Marketing services received re shares issued
  to LL Knickerbocker Co. (Cash - $Nil)                         266,664*                            265                    666,400

Shares issued to Directors as compensation
  (note 9-x)(Cash - $Nil)                                        98,858                              99        86,402

Shares issued to Amerasia for marketing services
  (note 9-x)(Cash - $Nil)                                                    30,000                            44,496
Less: services not yet received                                             (12,500)*                                      (18,630)

Shares cancelled (Cash - $Nil)                                     (171)                              1            (1)

Shares issued pursuant to S-8 for employees,
  consultants and a director (Cash - $Nil)                      770,000                             770       769,230
Less: employment and consulting services
  not yet received                                             (340,939)*                          (341)                  (340,598)

Shares issued to R. Zuk (Cash - $83,000)                        200,000                             200       199,800
Less: shares proceeds to be received                                                                         (117,000)

Share proceeds received from private placement
  (Cash - $250,000)                                            250,000                              250       249,750

Shares issued upon exercise of warrants at
  Canadian $1 per share (Cash - $619,166)                                   849,803                           619,166

Shares issued to officers (note 9-iiii(a))
  (Cash - $Nil)                                               630,000                               630       826,245

Shares issued to a consultant (note 9-x)
  (Cash - $Nil)                                                 7,500                                 8         9,836

Shares issued for investor relation services
  (note 9-v)(Cash - $Nil)                                     200,000                               200       262,300
Less: services not yet received                              (200,000)*                            (200)                  (262,300)

Shares issued to employees for employment
  services (note 9-x)(Cash - $Nil)                                           14,176                            22,716

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                             1,133,365    (1,133,365)              1,134        (1,134)

Shares issued for conversion from debenture
  holders (Cash - $Nil)                                       991,434                               992       728,537

Share issue cost from April 1, 1995 to
  March 31, 1996                                                                                             (214,357)

Translation adjustment

Net loss from April 1, 1995 to March 31, 1996
                                                  ----------------------------------   --------------------------------------------
Balance as at March 31, 1996                            -   6,130,929     6,126,362      $   -   $6,131   $14,013,062  $(1,954,327)
                                                  ----------------------------------   --------------------------------------------


                                                                           AMOUNTS
                                                        --------------------------------------------
                                                                      DEFICIT ACCUMULATED
                                                        CUMULATIVE         DURING
                                                        TRANSLATION     DEVELOPMENT
                                                        ADJUSTMENT          STAGE          TOTAL
                                                        --------------------------------------------
Share proceeds received re Regulation S offering
  made before March 31, 1995 (Cash - $225,280)          $       -       $          -    $   819,459

Consulting services received re shares issued
  before March 31, 1995 (note 9-x)(Cash - $Nil)                                              87,500

Marketing services received re shares issued
  to LL Knickerbocker Co. (Cash - $Nil)                                                     666,665

Shares issued to Directors as compensation
  (note 9-x)(Cash - $Nil)                                                                    86,501

Shares issued to Amerasia for marketing services
  (note 9-x)(Cash - $Nil)                                                                    44,496
Less: services not yet received                                                             (18,630)

Shares cancelled (Cash - $Nil)                                                                    -

Shares issued pursuant to S-8 for employees,
  consultants and a director (Cash - $Nil)                                                  770,000
Less: employment and consulting services
  not yet received                                                                         (340,939)

Shares issued to R. Zuk (Cash - $83,000)                                                    200,000
Less: shares proceeds to be received                                                       (117,000)

Share proceeds received from private placement
  (Cash - $250,000)                                                                         250,000

Shares issued upon exercise of warrants at
  Canadian $1 per share (Cash - $619,166)                                                   619,166

Shares issued to officers (note 9-iiii(a))
  (Cash - $Nil)                                                                             826,875

Shares issued to a consultant (note 9-x)
  (Cash - $Nil)                                                                               9,844

Shares issued for investor relation services
  (note 9-v)(Cash - $Nil)                                                                   262,500
Less: services not yet received                                                            (262,500)

Shares issued to employees for employment
  services (note 9-x)(Cash - $Nil)                                                           22,716

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                                                   -

Shares issued for conversion from debenture
  holders (Cash - $Nil)                                                                     729,529

Share issue cost from April 1, 1995 to
  March 31, 1996                                                                           (214,357)

Translation adjustment                                     47,224                            47,224

Net loss from April 1, 1995 to March 31, 1996                             (6,090,730)    (6,090,730)
                                                        --------------------------------------------
Balance as at March 31, 1996                            $(240,900)      $(13,202,738)   $(1,378,772)
                                                        --------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                         THE TRACKER CORPORATION OF AMERICA
                            (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                     (Unaudited)

                                                                SHARES                                   AMOUNTS
                                                   -------------------------------  ------------------------------------------------
                                                                                                               PAID IN
                                                                          CLASS B                             CAPITAL IN
                                                   PREFERRED    COMMON    COMMON     PREFERRED     COMMON       EXCESS        OTHER
                                                     STOCK       STOCK     STOCK       STOCK        STOCK       OF PAR       CAPITAL
                                                   -------------------------------  ------------------------------------------------
Marketing services received re shares issued
 to LL Knickerbocker Co. (Cash-$Nil)                            133,336*              $     -      $   135   $ (999,600)  $1,332,800

Shares issued to Directors as compensation
 (note 9-x) (Cash-$Nil)                                          34,445                                 34       15,446

Marketing services received from Amerasia
 (note 9-x) (Cash-$Nil)                                                       5,000                             (11,124)      18,630

Employment and consulting services and
 Directors' fees received re S-8 (Cash-$Nil)                  1,740,938*                             1,741      316,054      340,598

Shares issued for conversion from debenture
 holders (note 9-ix) (Cash-$Nil)                              1,433,443                              1,434      653,566

Preferred shares issued from private
 placement (Cash-$1,050,000)                          1,050                                1                  1,049,999

Common shares issued for conversion from
 preferred stockholder (Cash-$Nil)                   (1,050)  4,365,136                   (1)        4,364       (4,363)

Shares exchanged as per exchange agreement
 (Cash-$Nil)                                                  1,268,825  (1,268,825)                 1,269       (1,269)

Shares issued to employees for employment services
 (note 9-x) (Cash-$Nil)                                          26,000                                 26       12,474

Shares issued for consulting services (note 9-x)
 (Cash-$Nil)                                                    208,250                                208       49,634

Shares issued in lieu of finder fee for debenture
 holders (note 9-x) (Cash-$Nil)                                  52,906                                 53       52,853

Shares issued in lieu of finder fee for preferred
 stockholders (note 9-x) (Cash-$Nil)                            112,500                                113       44,887

Shares issued pursuant to W.Marches S-8 stock
 payment plan (note 9-xii)                                      333,272                                332       87,668

Shares issued for office rental expense (Cash $Nil)             615,780                                616      153,329
Less: rental expense not yet amortized                         (530,255)*                             (531)               (132,034)

Share issue cost from April 1, 1996 to
 March 31, 1997                                                                                                (224,741)

Translation adjustment

Net loss from April 1, 1996 to
 March 31, 1997
                                                       ----------------------------   ---------------------------------------------
Balance as at March 31, 1997                              -  15,925,505   4,862,537   $    -      $ 15,925  $15,207,895  $(394,333)
                                                       ============================   =============================================
Shares issued pursuant to W.Marches S-8 stock
 payment plan (note 9-xii)                                       35,714                                 36        9,964

Shares issued for office rental expense
 (note 9-x) (Cash $Nil)                                          17,105                                 17                   4,259

Translation adjustment

Net loss from April 1, 1997
 to April 30, 1997
                                                      -----------------------------   ---------------------------------------------
                                                         -   15,978,324   4,862,537   $   -       $ 15,978  $15,217,859  $(390,074)
                                                      =============================   =============================================
Shares issued pursuant to W.Marches S-8 stock
 payment plan (note 9-xii)                                       43,478                                 43        9,957

Shares issued for office rental expense
 (note 9-x) (Cash $Nil)                                          17,105                                 17                   4,259

Translation adjustment

Net loss from May 1, 1997 to May 31, 1997
                                                     ------------------------------   ---------------------------------------------
                                                         -   16,038,907   4,862,537   $   -       $ 16,038  $15,227,816  $(385,815)
                                                     ==============================   =============================================



                                                                       AMOUNTS
                                                   ---------------------------------------------
                                                                 DEFICIT ACCUMULATED
                                                   CUMULATIVE          DURING
                                                   TRANSLATION       DEVELOPMENT
                                                   ADJUSTMENT           STAGE           TOTAL
                                                   ---------------------------------------------
Marketing services received re shares issued
 to LL Knickerbocker Co. (Cash-$Nil)               $         -   $            -      $   333,335

Shares issued to Directors as compensation
 (note 9-x) (Cash-$Nil)                                                                   15,500

Marketing services received from Amerasia
 (note 9-x) (Cash-$Nil)                                                                    7,506

Employment and consulting services and
 Directors' fees received re S-8 (Cash-$Nil)                                             658,393

Shares issued for conversion from debenture
 holders (note 9-ix) (Cash-$Nil)                                                         655,000

Preferred shares issued from private
 placement (Cash-$1,050,000)                                                           1,050,000

Common shares issued for conversion from
 preferred stockholder (Cash-$Nil)                                                             -

Shares exchanged as per exchange agreement
 (Cash-$Nil)                                                                                   -

Shares issued to employees for employment services
 (note 9-x) (Cash-$Nil)                                                                   12,500

Shares issued for consulting services (note 9-x)
 (Cash-$Nil)                                                                              49,842

Shares issued in lieu of finder fee for debenture
 holders (note 9-x) (Cash-$Nil)                                                           52,906

Shares issued in lieu of finder fee for preferred
 stockholders (note 9-x) (Cash-$Nil)                                                      45,000

Shares issued pursuant to W.Marches S-8 stock
 payment plan (note 9-xii)                                                                88,000

Shares issued for office rental expense (Cash-$Nil)                                      153,945
Less: rental expense not yet amortized                                                  (132,565)

Share issue cost from April 1, 1996 to
 March 31, 1997                                                                         (224,741)

Translation adjustment                                 (79,146)                          (79,146)

Net loss from April 1, 1996 to
 March 31, 1997                                                      (3,708,078)      (3,708,078)
                                                    ---------------------------------------------
Balance as at March 31, 1997                         $(320,046)    $(16,910,816)     $(2,401,375)
                                                    =============================================
Shares issued pursuant to W.Marches S-8 stock
 payment plan (note 9-xii)                                                                10,000

Shares issued for office rental expense
 (note 9-x) (Cash $Nil)                                                                    4,276

Translation adjustment                                  25,781                            25,781

Net loss from April 1, 1997
 to April 30, 1997                                                     (153,560)        (153,560)
                                                    ---------------------------------------------
                                                     $(294,265)    $(17,064,376)     $(2,514,878)
                                                    =============================================
Shares issued pursuant to W.Marches S-8 stock
 payment plan (note 9-xii)                                                                10,000

Shares issued for office rental expense
 (note 9-x) (Cash $Nil)                                                                    4,276

Translation adjustment                                   3,977                             3,977

Net loss from May 1, 1997 to May 31, 1997                             (108,266)         (108,266)
                                                    ---------------------------------------------
                                                     $(290,288)   $(17,172,642)      $(2,604,891)
                                                    =============================================

                                                      THE TRACKER CORPORATION OF AMERICA
                                                          (A Development Stage Company)
====================================================================================================================================
                                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                      (Unaudited)


                                                                 SHARES                                   AMOUNTS
                                                       ------------------------------   -------------------------------------------
                                                                                                             PAID-IN
                                                                              CLASS B                       CAPITAL IN
                                                       PREFERRED    COMMON    COMMON    PREFERRED   COMMON    EXCESS       OTHER
                                                         STOCK       STOCK    STOCK      STOCK      STOCK     OF PAR       CAPITAL
                                                       -------------------------------   -------------------------------------------
Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                          56,180                            57         9,943

Shares issued for office rental expense (note 9-x)
  (Cash $Nil)                                                        17,105                            17                    4,259

 Translation adjustment

Net loss from June 1, 1997 to June 30, 1997
                                                       --------------------------------  ------------------------------------------
                                                            -    16,112,192  4,862,537  $    --  $16,112   $15,237,759  $(381,615)
                                                       ================================  ==========================================


                                                                           AMOUNTS
                                                      ----------------------------------------------
                                                                      DEFICIT ACCUMULATED
                                                      CUMULATIVE           DURING
                                                      TRANSLATION        DEVELOPMENT
                                                      ADJUSTMENT            STAGE              TOTAL
                                                      ----------------------------------------------
Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                                                   10,000

Shares issued for office rental expense (note 9-x)
  (Cash $Nil)                                                                                  4,276

 Translation adjustment                                   (4,327)                             (4,327)

Net loss from June 1, 1997 to June 30, 1997                                   (84,146)       (84,146)
                                                       ---------------------------------------------
                                                       $(294,615)        $(17,256,788)   $(2,679,088)
                                                       =============================================

(*) 678,940 common shares have been subscribed for but remain unissued as at June 30, 1997

The accompanying notes are integral parts of these consolidated financial statements.


                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS/CORPORATE HISTORY:

The Tracker Corporation of America (the "Company"), through a wholly-owned subsidiary, The Tracker Corporation ("Tracker Canada"), has developed and is marketing, selling and operating a unique system to aid in the recovery of lost or stolen items using advanced bar code and laser scanning technologies. The Company is also marketing a card registration service utilizing the infrastructure of this unique system.

The Company was formed under the name Ultra Capital Corp. ("Ultra") in February 1986 under the laws of the State of Nevada to serve as a vehicle to acquire or merge with an operating company. The Company changed its name from Ultra on July 1, 1994 when, as more fully discussed below, Ultra merged with Tracker Canada.

        The Company was reincorporated in Delaware on July 1, 1994. Effective July 12, 1994, the Company merged with Tracker Canada. Concurrent with the merger effective date, Ultra changed its name to The Tracker Corporation of America and changed its year-end from December 31 to March 31. In conjunction with the merger, the common stock of Tracker Canada was reclassified as exchangeable preference stock which is exchangeable on a one-for-one basis for shares of the common stock of the Company beginning July 12, 1995 through July 12, 2002. An equal number of shares of Class B voting common stock ("Class B shares") is held in trust for exchangeable preference shareholders who can direct the voting of the Class B shares. The Class B shares will be cancelled upon the exchange of the exchangeable preference shares for the Company's common stock.

For accounting purposes, the merger was treated as a reverse merger/acquisition with recapitalization of Tracker Canada as the acquirer because, among other factors, the assets and operations of Tracker Canada significantly exceed those of Ultra and the shareholders of Tracker Canada control the Company after the merger. The merger was treated for accounting and financial reporting purposes as an issuance of shares by Tracker Canada and, accordingly, pro forma information is not presented, as the merger is not a business combination. The historical consolidated financial statements prior to July 12, 1994 are those of Tracker Canada. The merger has been recorded at the value of Ultra's net tangible assets as of the effective date. The accumulated deficit of Tracker Canada is carried forward and the common stock and paid-in capital of Tracker Canada prior to the merger have been retroactively restated for the equivalent number of shares received in the merger and carried forward.

The Company utilizes state of the art proprietary technology providing a service to aid in the recovery of lost or stolen possessions. The Company's members receive a series of individualized, digitally encoded labels that can be applied to personal belongings. In the event a labeled item is recovered, the Company's technology allows for the identification of the item's owner. After identification, the Company's 24-hour service network coordinates the return of the item to its owner via an international courier network. The Company's Worldwide Identification & Recovery Service is endorsed by the International Association of Chiefs of Police.

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

INVENTORY

The inventory is stated at the lower of cost or market value with cost being determined by the average cost method. Inventory predominantly consists of raw materials as the Company fulfills its sales orders on a just in time basis, when received. No significant work-in-progress or finished goods were held by the Company at period end.

DEFERRED CHARGES

Deferred charges relate primarily to unamortized commissions, net of a 30% cancellation reserve, and other costs of sales which are amortized on a straight-line basis over the term of the related agreement.

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



NOTE 4 - PREPAID EXPENSES AND DEPOSITS:

Prepaid expenses and deposits comprise the following:

                                                    June 30,              March 31,
                                                      1997                  1997
                                                      ----                  ----
Security deposit for merchant facility             $434,434               $300,000
Other                                                78,849                 59,526
                                                   --------               --------
                                                   $513,283               $359,526
                                                   ========               ========

NOTE 5 - DUE FROM SHAREHOLDERS:

Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE 6 - DEFERRED CHARGES:

Deferred charges consist of the following:

                                                    June 30,               March 31,
                                                      1997                   1997
                                                      ----                   ----
Current:
 Deferred sales commission                         $2,674,395             $ 2,658,446
 Other                                              1,021,512                 161,618
                                                   ----------             -----------
                                                   $3,695,907             $ 2,820,064
                                                   ==========             ===========
Long term:
 Deferred sales commission                         $  229,949             $   281,163
 Other                                                 52,268                  34,674
                                                   ----------             -----------
                                                   $  282,217             $   315,837
                                                   ==========             ===========

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                     June 30,         March 31,
                                                       1997           1997
                                                       ----           ----
Scanning equipment                                   $129,065        $120,737
Computer equipment                                    342,043         310,047
Computer software                                      34,046          32,501
Office furniture and equipment                        184,029         163,979
Leasehold improvements                                103,572          99,608
Kiosk equipment                                        63,789          63,789
                                                     --------        --------
        Total original cost                           856,544         790,661
Less: Accumulated depreciation                        423,471         372,394
                                                     --------        --------
                                                     $433,073        $418,267
                                                     ========        ========

Depreciation expense for the three months ended June 30, 1997 was $ 51,077 and was $131,780 for the year ended March 31, 1997.


NOTE 8 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                         June 30,               March 31,
                                           1997                   1997
                                           ----                   ----
Directors fees                           $ 27,399              $ 27,399
Others                                    505,745               346,288
                                         --------              --------
                                         $533,144              $373,687
                                         ========             =========

NOTE 9 - CAPITAL STOCK:

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

(ii) On March 15, 1995, the Company entered into an agreement and sold, for net proceeds of $350,000, 500,000 units comprised of 500,000 restricted common shares and 500,000 warrants to purchase 500,000 restricted common shares to Kuplen Group Investment ("KGI"). The warrants are exercisable during the one-year period commencing July 12, 1995 to July 12, 1996 at a price of $5.00 per share. In the event that the common stock underlying the warrants cannot be purchased legally on margin at a marginable price, then the exercise period will be extended until the first day that the common stock becomes marginable. In order to secure registration rights of the restricted shares, KGI must exercise the warrants on a 1:1 basis with the common shares.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK (CONT'D):

(iii) (a) During the year ended March 31, 1995, the Company adopted a plan that allows for the granting of options, appreciation rights, restricted stock and certain other stock-based performance incentives to certain officers as determined at the discretion of the compensation committee of the board of directors. On April 11, 1995, the Company issued stock, pursuant to stock grants, of 630,000 shares of common stock, restricted as to transferability, to certain officers of the Company.

(iii) (b) The Company issued the following options and warrants:


                                             FOR THREE                            FOR YEAR
                                              MONTHS                               ENDED
                                               ENDED           EXERCISE           MARCH 31,    EXERCISE
                                             JUNE 30,           PRICE               1997         PRICE
                                               1997
                                         ---------------------------------------------------------------
OPTIONS:
  Opening                                         40,000          n/a              40,000        $7.95
    Granted during the period (*)                      0                                0        $1.81
    Exercised during the period                        0                                0          n/a
    Expired/cancelled during period                    0                                0        $7.95
                                         ---------------                   --------------
  Closing                                         40,000                           40,000
                                         ===============                   ==============

(*): 40,000 options were issued in July 1994 and 10,000 options were issued in September 1995 to non-employee directors and vest proportionately over a period of three years.


                                              FOR THREE                            FOR YEAR
                                               MONTHS                                ENDED
                                                ENDED           EXERCISE           MARCH 31,        EXERCISE
                                              JUNE 30,           PRICE               1997             PRICE
                                                1997
                                          --------------------------------------------------------------------
WARRANTS (COMMON STOCK AND CLASS B):
  Opening                                         750,000          n/a               767,348             n/a
    Issued during the period                            0                                  0           $5.00
    Exercised during the period                         0                                  0        Cdn$1.00
    Expired during the period                           0                           (17,348)       Cdn$14.00
                                          ---------------                    ---------------
  Closing                                         750,000                            750,000
                                          ===============                    ===============

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

NOTE 9 - CAPITAL STOCK (CONT'D):

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

(vii) On November 1, 1995, at its annual general meeting, the shareholders approved the increase of the authorized number of common shares from 20,000,000 to 30,000,000 shares.

(viii)  Other capital

As at June 30, 1997, 678,940 common shares have been subscribed for but remain unissued as the service for which these shares were subscribed for have yet to be received.

                                                      FOR THE THREE MONTHS ENDED            FROM INCEPTION
                                                               JUNE 30,                     (MAY 6, 1993)
                                                                                          THROUGH JUNE 30,
                                                      1997                 1996                   1997
                                              ---------------------------------------------------------------
OPENING,
  Marketing services not yet received              $   1,332,800      $   1,332,800                $        -
  Deferred compensation costs                            340,599            340,599                         -
  Deferred consulting costs                              280,928            280,928                         -
  Rent                                                         -                  -                         -
                                              ---------------------------------------------------------------
                                                       1,954,327          1,954,327                $        -

SHARES SUBSCRIBED BUT NOT ISSUED,
  Marketing services not yet received                  (999,600)                  -                   999,600
  Deferred compensation costs                            441,734            125,182                 2,222,174
  Deferred consulting costs                              116,201                  -                 1,809,224
  Rent                                                   153,329                  -                   507,794
                                              ---------------------------------------------------------------
                                                       (288,336)            125,182                 5,538,792

CHARGED TO EXPENSE AS SERVICES ARE
RECEIVED,
  Marketing services not yet received                    333,200            249,900                   999,600
  Deferred compensation costs                            782,333            295,481                 2,222,174
  Deferred consulting costs                              134,629             11,124                 1,546,724
  Rent                                                    34,273                  -                   388,738
                                              ---------------------------------------------------------------
                                                       1,284,435            556,505                 5,144,459

CLOSING,
  Marketing services not yet received                          -          1,082,900                         -
  Deferred compensation costs                                  -            170,300                         -
  Deferred consulting costs                              262,500            269,804                   262,500
  Rent                                                   119,056                  -                   119,056
                                              ---------------------------------------------------------------
                                                     $   381,556       $  1,523,004               $   381,556
                                              ===============================================================

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK (CONT'D):

(ix) For the three months ended June 30, 1997, nil common shares were issued pursuant to the conversion of convertible subordinated debentures totaling $655,000. In May 1997, all holders of the convertible subordinated debentures were requested to extend the maturity date from June 1, 1997 to December 1, 1997 on same terms and conditions. As of March 31, 1997 there remains outstanding $522,231 ($590,746 at March 31, 1997) in convertible subordinated debentures with a maturity date of December 1, 1997. The remaining balance of $ 52,805 ($83,991 at March 31, 1997) has been reclassified as debentures which have repayment terms over 12 months at a 4.75% interest rate.

(x) The Company has, from inception to present, issued shares in exchange for:
(a) employment services, (b) consulting and marketing services, and (c) consideration in lieu of rental payments.

(xi) On October 21, 1996, Amendment No. 4 to the Company's Registration Statement on Form S-1 was declared effective by Securities and Exchange Commission at 4:00 p.m. (Eastern time).

(xii) In October 1996, the Company entered into a one-year consulting agreement (the "Consulting Agreement") with a Consultant who was retained to provide advice to the Company concerning the Company's growth strategy, financial public relations obligations and future capital structure. Under the terms of the Consulting Agreement, the Company has agreed to pay the Consultant one hundred thousand (100,000) shares of the Company's common stock. In addition, the Company has agreed to pay the Consultant $10,000 per month, for administrative expenses. The Company shall reimburse the Consultant for all other pre-approved expenses. The Company issued 468,644 shares of common stock pursuant to the registration statement on S-8 to Consultant as payment for consulting fees. The shares were carried at an aggregate value of $ 118,000.


NOTE 10 - COMMITMENTS:


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

Rental expense for the three months ended June 30, 1997 amounted to $ 32,737 and $214,470 for the year ended March 31, 1997.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS (CONT'D):


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


NOTE 11 - RELATED PARTY TRANSACTIONS:

Prior to the date of incorporation (May 6, 1993), the founder and other key members of management agreed to receive 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join the Company, respectively. No value has been assigned to these shares.

The Company currently retains certain key management personnel under contract. Included in expenses are consulting and management fees paid under the aforementioned contracts totaling, in the aggregate, $ 139,736 for the three months ended June 30, 1997 and $648,231 for the year ended March 31, 1997.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INCOME TAXES:

The estimated deferred tax asset of $4,244,000 and $4,127,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to June 30, 1997 and March 31, 1997 respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $12,125,000 ($11,800,000 as at March 31,1997) expire starting in 2001; the benefit of these losses has not been reflected in these consolidated financial statements.

                                              June 30,            March 31,
                                                1997                1997
                                                ----                ----
Deferred tax liabilities                    $         0         $         0
Deferred tax assets
         Net operating losses                 4,244,000           4,127,000
                                            -----------         -----------
                                              4,244,000           4,127,000
Valuation allowance                          (4,244,000)         (4,127,000)
                                            -----------         -----------
                                            $         0         $         0
                                            ===========         ===========

The valuation allowance increased by $ 117,000 during the year.


NOTE 13 - CONVERTIBLE SUBORDINATED DEBENTURES:

The Company has outstanding at June 30, 1997 convertible subordinated debentures in the amount of $522,231 ($590,746 as at March 31, 1997) bearing interest at 15% annually, which are repayable within one year on December 1, 1997. The interest payments are payable monthly in advance. The principal amount may be converted, at the holder's option, into shares of the Company's common stock, in whole or in part, at a conversion price as shown below. The debentures are subordinated to all other indebtedness incurred by the Company. The following lists the conversion rates:


                                                                           No. of shares
         Principal            Conversion rate                              on conversion
         ---------            ---------------                              -------------
         $150,000             $0.4375 per share of common stock               342,858
          192,231             $0.9375 per share of common stock               205,046
           75,000             $1.00 per share of common stock                  75,000
           30,000             $1.06 per share of common stock                  28,302
           20,000             $1.0625 per share of common stock                18,824
           30,000             $1.10 per share of common stock                  27,273
           25,000             $1.25 per share of common stock                  20,000
         --------                                                             -------
         $522,231                                                             717,303
         ========                                                             =======

Total interest paid and included in general and administrative expenses for the three months ended June 30, 1997 is $ 19,322 and $ 222,791 for the year ended March 31, 1997.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - SUBSEQUENT EVENTS:

In July 1997, the Company issued 62,500 shares of common stock pursuant to the registration statement on S-8 to the Consultant for June 1997 administrative expense. The shares were valued at $0.16 per share. See Note 9 (xii) - Capital Stock.

In July 1997, the Company granted a total of 50,000 options at a price of $0.13 each, to the Company's five (5) non-employee outside directors pursuant to the amendment of the 1994 Stock Incentive Plan approved by the shareholders on November 1, 1995. These options related to last year's annual entitlement of the existing non-employee outside directors. These options vest over a period of three years and are exercisable within a ten-year period. The shares of common stock underlying these options are "restricted securities" under United States Securities laws.

In August 1997, the Company issued 56,818 shares of common stock pursuant to the registration statement on S-8 to the Consultant for July 1997 administrative expense. The shares were valued at $0.176 per share.
See Note 9 (xii) - Capital Stock.

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

THE COMPANY'S MARKETING STRATEGY

         THE PERSONAL PROPERTY IDENTIFICATION AND RECOVERY SYSTEM. The Company is attempting to position itself as a credible and worthwhile, but not fail safe, service that provides peace of mind (like insurance) and has a favorable price-to-value relationship. The guiding principle behind the Company's marketing strategy is that the Company is in the business of providing a totally integrated personal property identification and recovery service, not merely selling identification labels. The benefit of this service to the Company's members is an increase in the probability of recovery of the members' lost and stolen possessions. To date, the Company has made over 150 successful recoveries of its members' personal possessions. In addition, although the Company's service is not predicated on reports of losses, the Company encourages its members to notify the Company of any such losses.

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

         THE CARD REGISTRATION SERVICE. The Company is currently gaining a small market share in the card registration industry. The Company believes that it not only offers a competitive product, but also adds the extra feature of its recovery services to the list of benefits offered to members of the card registration service. As of August 7, 1997, the Company had assisted 320 members within its credit card registration program. Currently, the Company piggybacks on the infrastructure that it has established for its personal property identification and recovery system and is generating approximately 98% of its revenue from this service.

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

         On May 15, 1997, the Company entered into an agreement with Liberty Health, a division of Liberty Mutual Insurance Company ("Liberty"), to provide its travel insurance customers with the added protection of the Tracker recovery system. Under the one year agreement, the Company will not offer its recovery service to any other provider of individual travel health insurance in Canada. As of the date of this Report, Liberty has just began to launch with the introduction of Tracker.

         On May 22, 1997, the Company entered into a one year agreement with Schwinn Cycling & Fitness Inc. ("Schwinn"), a United States manufacturer of quality bicycles and accessories which plans to promote the Tracker service along with its bicycle protection kits. The Company has granted Schwinn an exclusive for the Tracker service in the bicycle accessory industry in the United States for the term of the agreement. The Company has also granted Schwinn a one year exclusive in the entire bicycle industry in the United States, during which time the Company will not sell its laser etching symbology to any manufacturer in the bicycle industry in the United States. Schwinn anticipates launching with the introduction of Tracker in the Fall of 1997.

         The Company also plans to establish promotional programs with other selected national retail chains chosen for their potential to lend credibility to the Company's service and for their reach in selected markets. The Company believes its service adds value to retailers' products because the service shows that the retailers care about their customers and their customers' ability to recover lost or stolen items. To encourage such retailers to promote the Company's service as a value added to the items purchased from the retailers, the Company may provide retailers with commissions, limited time exclusivity within a particular market, cooperative marketing and advertising funding, and special timed promotions. In addition, the Company has entered into an agreement with Merchant Partners Limited Partnership ("Merchant Partners") through which Merchant Partners will actively introduce and promote the Company to, among others, Montgomery Ward & Co. Incorporated ("Montgomery Ward"), ValueVision International, Inc., and all subsidiaries of Montgomery Ward (collectively, "Prospects"). As a result of the Merchant Partners agreement, Tracker is currently marketing its service in conjunction with Montgomery Ward's Home Protection Program through Signature Group, Inc., its subsidiary.

         Third, although the Company does not anticipate that such programs will constitute a large percentage of its sales, the Company is developing other joint promotions (such as the arrangement with Samsonite described above), and a sales program in which the Company would sell its service in bulk to, for example, product manufacturers, and a fixed asset management program.

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

         The Company continues to update its website on the internet under the address "www.tracker.com" which gives clients, subscribers, suppliers, shareholders, brokers and investors access to information about the Company and its current activities on a 24 hour basis. The Company's website was operational at the end of November 1996. In addition, the Company is subject to the informational requirements of the Exchange Act and, in accordance therewith, files reports and other information with the SEC. Copies of such materials can be obtained by mail from the Public Reference Section of the SEC, at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition, such reports and other information can be inspected and copied at the public reference facility referenced above and at the SEC's regional offices at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511 and 7 World Trade Center, Suite 1400, New York, New York 10048. The SEC maintains a web site (http:www.sec.gov) that contains reports and other information regarding registrants, such as the Company, that file electronically with the SEC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

         Cash sales for the three months ended June 30, 1997 increased to $3,568,796 as compared to $455,448 a year ago. Because the Company recognizes these cash sales on a straight-line basis over the term of service offered, recorded revenues for the three months ended June 30, 1997 increased 3300% to $2,213,660 as compared to $65,872 a year ago. The increase in the first quarter revenues was due primarily to the increase in sales of the Company's card registration service.

                                 Three months         Three months
                                    ended                ended
                                 June 30, 1997        June 30, 1996
Cash Sales                        $3,568,796          $   455,448

Revenue                           $2,213,660          $    65,872
Net Income (loss)                 $ (345,972)         $(1,262,712)


         During the three months ended June 30, 1997, the Company incurred a net loss of $345,972 as compared to a net loss of $1,262,712 for the three months ended June 30, 1996. These losses included total development costs in the amount of $899,589 for the three months ended June 30, 1997 as compared to $1,315,039 for the three months ended June 30, 1996. Included in the deficit for the three months ended June 30, 1997 are non-operating expenditures in the amount of (1) $19,322 in interest expense incurred as a result of raising capital through convertible debentures; (2) $30,000 associated with the non-cash outlay relating to the issuance of 135,372 shares of Common Stock to an outside consultant as payment in lieu of fees.

         In May 1997, the Company moved its processing and fulfillment center in Atlanta, Georgia to a larger premises in Smyrna, Georgia (suburb of Atlanta). The decision to expand was not only made to help facilitate the Company's growth plans by increasing operational capacity and manage and operate the Company's fulfillment and card processing functions but, open and operate its own telemarketing and verification center.

         The Company is continuing in its efforts to minimize its operating cash "burn" rate and has reduced its expenditures by an additional 30% from $1,315,039 to $899,589 when comparing the three months ended June 30, 1997 to the three months ended June 30, 1996. In addition, the Company has generated on average approximately $1,000,000 per month gross cash sales (i.e. earned and deferred) since December 1996. Although no assurances can be given, management expects the sales trend to continue for the next 12 months and anticipates achieving profitable results in the next few months.

LIQUIDITY AND CAPITAL RESOURCES

         From inception at May 6, 1993 through June 30, 1997, the Company has received approximately $10,247,408 in net cash from financing activities, some of which activities are noted below.

         During the three months ended June 30, 1997, the Company's net cash from (used in) operations was $148,953 as compared to $(524,434) for the three months ended June 30, 1996. The cash from (used in) operations was generated from the increase in the cash receipts of sales in the card registration program and was devoted primarily to funding the development of identification and recovery systems and software, its card registration service, labels, packaging, marketing and advertising materials and plans, the development of a scanning network, and initial sales and promotional commitments.

         As of June 30, 1997, the Company had total current assets of $4,385,710 as compared to $3,442,754 at March 31, 1997. Current assets consisted of cash in the amount of $113,242 as of June 30, 1997 as compared to $105,213 at March 31, 1997, accounts receivable in the amount of $54,166 as of June 30, 1997 as compared to $133,613 at March 31, 1997, prepaid expenses and deposits in the amount of $513,283 as of June 30, 1997 as compared to $359,526 at March 31, 1997, inventories in the amount of $9,112 as of June 30, 1997 as compared to $24,338 at March 31, 1997, and current deferred charges in the amount of $3,695,907 as of June 30, 1997 as compared to $2,820,064 at March 31, 1997. As of June 30, 1997, the Company had amount due from stockholders in the amount of $62,258 as compared to $61,487 at as of March 31, 1997, long-term deferred charges totaling $282,217 as compared to $315,837 at March 31, 1997, and net fixed assets totaling $433,073 as compared to $418,267 at March 31, 1997. As of June 30, 1997, the Company had liabilities of $7,278,675 as compared to $6,026,589 at March 31, 1997. Such liabilities consisted of accounts payable in the amount of $471,085 as of June 30, 1997 as compared to $468,764 at March 31, 1997, accrued liabilities in the amount of $533,144 as of June 30, 1997 as compared to $373,687 at March 31, 1997, deferred revenues in the amount of $5,699,410 as of June 30, 1997 as compared to $4,509,401 at March 31, 1997, debentures in the amount of $52,805 as of June 30, 1997 as compared to $83,991 at March 31, 1997, and convertible subordinated debentures in the amount of $522,231 as of June 30, 1997 as compared to $590,746 at March 31, 1997. The
Company had long-term deferred revenues in the amount of $563,671 as of June 30, 1997 as compared to $613,131 at March 31, 1997.

         The increased sales activity of the Company has caused material changes to the Company's, long-term deferred charges and long-term deferred revenues. During the three months ended June 30, 1997, the Company experienced its fastest rate of growth yet in terms of sales activity with respect to sales of its card registration service. For the three month period ended June 30, 1997, the Company experienced sales activity at approximately the following amounts: card registration service - $3,553,522 and all other personal property identification and recovery services - $15,274. Although there can be no assurance that the Company's sales will increase or that these trends will continue, management believes that sales activity will continue to grow at least at its current pace for the next 12 months.

         As of June 30, 1997 and March 31, 1997, respectively, the Company had accumulated deficits of $17,256,788 and $16,910,816. To date, the Company has primarily funded its operations through sales of its credit card registration program.

CAPITAL REQUIREMENTS

         Although the Company has been generating gross cash receipts from sales of approximately $1,000,000 per month since December 1996, it anticipates that it will require additional capital in order to meet the needs for its strategic Canadian and United States roll-outs and otherwise implement its business plan in the manner contemplated. The continual acquisition of equipment, establishment of distribution channels and the conducting of a comprehensive marketing campaign will enhance the Company's chances for success. During the upcoming twelve months, the Company plans to seek additional equity financing to conduct such activities as it is anticipated that additional capital will be needed to enhance current cashflows.

         Management is attempting to obtain additional equity funding. Although no assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all, management believes it is likely that the Company will be able to obtain sufficient funding to support its operations and its planned marketing campaign during the next twelve months.


INTERNATIONAL OPERATIONS

         The Company has operations in Canada and began test marketing in the United States. In addition, the Company has signed an exclusive licence agreement with Executive Trading Ltd. ("Executive") pursuant to which Executive will sell the Company's products and services on an exclusive basis in the countries of Germany, Switzerland and Austria. The Company anticipates that revenues from this agreement will commence in the fourth quarter of fiscal 1998, although no assurances can be given that the Company will realize any such revenues.


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


   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, this Item is not applicable to the Company.

                                     PART II

                                OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS


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

                            ITEM 2. CHANGES IN SECURITIES

This Item is not applicable to the Company.

                       ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable to the Company.

             ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

This Item is not applicable to the Company.

                              ITEM 5. OTHER INFORMATION

This Item is not applicable to the Company.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

No exhibits are filed with this report Form 10-Q for the three months ended June 30, 1997.

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

    10.34++++++   Exclusive Agent Licence Agreement dated April 4, 1997 between
                  The Tracker Corporation of America and Executive Trading Ltd.

    10.35++++++   Agreement dated May 15, 1997 between The Tracker Corporation and Liberty Health.

    10.36++++++   Agreement dated May 22, 1997 between The Tracker Corporation of America and Schwinn Cycling & Fitness Inc.

    10.37++++++   Modification Agreement dated May 27, 1997 between The Tracker
                  Corporation of America, Saturn Investments, Inc., The Tracker
                  Corporation, I. Bruce Lewis, Mark J. Gertzbein, and Jonathan
                  B. Lewis.

    21.1++++      List of subsidiaries of the Registrant

-------------------

    + Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 12, 1994.

    ++ Incorporated by reference from the Registrant's Current Report on Form 8-KA dated February 28, 1995 (filed March 15, 1995).

    +++ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 29, 1994 (filed August 12, 1994).

    ++++          Incorporated by reference from the Registrant's Registration
                  Statement on Form S-1 (No. 33-99686).

    +++++ Incorporated by reference from the Registrant's Current Report on Form 10-K dated March 31, 1996 (filed July 15, 1996)

    ++++++ Incorporated by reference from the Registrant's Current Report on Form 10-K dated March 31, 1997 (filed July 3, 1997)

REPORTS ON FORM 8-K

         During the quarter ended June 30, 1997, the Registrant filed one (1) report on Form 8-K, dated May 27, 1997 (filed May 27, 1997), with respect to the resignation of a director of the Registrant.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         Date: August 12, 1997

                             THE TRACKER CORPORATION OF AMERICA,
                             a Delaware corporation



                             By:      /s/ Mark J. Gertzbein
                                -----------------------------------------------
                                   Mark J. Gertzbein, Secretary and Treasurer
                                  (Principal Accounting and Financial Officer)