Form 10-Q
period 1997-09-30
TRACKER CORP OF AMERICA
filed 1997-11-14
CIK 789853

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

      (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 1997

                                      OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ............... to ....................
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

	As of October 31, 1997, the Registrant had outstanding 19,879,456 shares of common stock, par value $0.001 per share, and 2,537,484 shares of the Registrant's Class B voting common stock, no par value.

                                    PART I

                             FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

         The Tracker Corporation of America (the "Registrant") files herewith consolidated balance sheets of the Registrant as of September 30, 1997, and March 31, 1997, and the related consolidated statements of operations for the three and six month periods ended September 30, 1997 and 1996, respectively, and the consolidated shareholders' equity (deficit) for the six month period ended September 30, 1997, and for the period from inception (May 6, 1993) through September 30, 1997 and consolidated statement of cash flows for the six month period ended September 30, 1997 and 1996, respectively, and for the period from inception (May 6, 1993) through September 30, 1997. The consolidated financial statements are unaudited but, in the opinion of management of the Registrant, reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The consolidated financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-K for the year ended March 31, 1997.


                      THE TRACKER CORPORATION OF AMERICA
                        ( A Development Stage Company)

                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                                               September 30,           March 31,
                                                                                   1997                 1997
                                                                               -------------          ----------
                                                                               ( Unaudited)           ( Audited)
Current assets
  Cash and cash equivalents                                                         $107,568            $105,213
  Short-term investment                                                                   --                  --
  Accounts receivable                                                                 88,379             133,613
  Prepaid expenses and deposits                                                      591,800             359,526
  Inventory                                                                          103,339              24,338
  Deferred charges                                                                 3,232,082           2,820,064
                                                                                   ---------           ---------
       Total current assets                                                        4,123,168           3,442,754
                                                                                   =========           =========

Due from shareholders                                                                 63,040              61,487
Deferred charges                                                                     198,220             315,837
Property and equipment (net)                                                         554,668             418,267
Long-term investment                                                                      --                  --
                                                                                  ----------          ----------
       Total assets                                                               $4,939,096          $4,238,345


                  Liabilities & Shareholders' Equity (Deficit)

Current liabilities
  Accounts payable                                                                  $605,358            $468,764
  Accrued liabilities                                                                310,550             373,687
  Deferred revenue                                                                 5,784,491           4,509,401
  Debenture payable                                                                   31,809              83,991
  Convertible debentures                                                             475,790             590,746
                                                                                   ---------           ---------
       Total current liabilities                                                   7,207,998           6,026,589

Deferred revenue                                                                     513,309             613,131

Commitments (Note 10)                                                                     --                  --

Shareholders' equity (deficit)
 $1000 6% Convertible preferred stock, $.001 par value, 500,000 shares
  authorized, Nil (Nil - March 31, 1997) shares issued and outstanding                    --                  --

  Common stock, $.001par value, 30,000,000 shares authorized,
   18,581,823 (15,925,505 - March 31, 1997) shares issued and outstanding             14,238              15,925


  Class B voting common stock, $0.00000007 par value, 20,000,000 shares authorized, 2,622,484 (4,862,537 - March 31, 1997) issued
  and outstanding                                                                         --                  --

  Paid-in capital                                                                 15,270,484          15,207,895
  Other capital                                                                    (368,779)           (394,333)
  Accumulated deficit                                                           (17,349,496)        (16,910,816)
  Cumulative translation adjustment                                                (348,658)           (320,046)
										------------        ------------
    Total shareholders' equity (deficit)                                         (2,782,211)         (2,401,375)
										------------        ------------

    Total liabilities and shareholders' equity (deficit)                          $4,939,096          $4,238,345
                                                                                ============        ============



The accompanying notes are an integral part of these consolidated financial statements.



                      THE TRACKER CORPORATION OF AMERICA
                        ( A Development Stage Company)

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                                   From Inception
                                                                  For the period ending                            ( May 6, 1993)
                                              ----------------------------------------------------------------         through
                                                 3 months ending September 30,    6 months ending September 30,       30-Sep-97
                                              ----------------- --------------- ---------------- -------------      -------------
Revenue                                       $       2,939,050  $    178,016   $     5,152,710  $     243,888      $   7,617,588

Cost of sales                                         2,121,831       101,062         3,781,874        114,607          5,457,555
                                                 --------------    ----------    --------------     ----------        -----------
Gross profit                                            817,219        76,954         1,370,836        129,281          2,160,033
                                                 --------------    ----------    --------------     ----------        -----------
Development Costs
 Operational                                            247,786       141,747           485,330        285,830          2,555,013
 Information systems                                     89,662        58,525           189,995        119,070          1,365,493
 Sales and marketing                                     62,529       218,438           171,752        782,121          4,452,695
 General and administrative                             509,950       618,466           962,439      1,165,194         11,136,328
                                                 --------------    ----------    --------------     ----------        -----------
Total development costs                                 909,927     1,037,176         1,809,516      2,352,215         19,509,529
                                                 --------------    ----------    --------------     ----------        -----------
Net profit (loss) applicable to common stock  $        (92,708)  $  (960,222)  $      (438,680)   $(2,222,934)	   $ (17,349,496)
                                                 ==============    ===========    ===============  ===========       =============
Profit (Loss) per share of common stock       $         (0.004)  $    (0.060)  $        (0.021)	  $    (0.154)	   $      (1.572)
                                                 ==============    ===========    ===============  ===========       =============
Weighted average number of shares
 outstanding			                     21,092,036    15,995,255        20,983,300     14,434,789        11,038,493
                                                 ==============    ===========    ===============  ===========       =============

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
                        (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                                           From inception
                                                                                                           ( May 6, 1993)
                                                                        For 6 months ended September 30,      through
                                                                                                            September 30,
                                                                              1997            1996               1997
                                                                              ----            ----               ----
Cash flows from (used in) operating activities:
  Net loss                                                               $     (438,680)   $  (2,222,934)   $ (17,349,496)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation 	                                                         97,410           56,182          464,536
    Loss on sale of long-term investment                                              -                -           13,414
    Rent, consulting and marketing services, employee
     compensation settled via the issuance of company
     shares                                                                      86,456          994,668        5,204,730
    Changes in assets and liabilities:
        Prepaid expenses and deposits                                          (232,274)         108,983         (609,073)
        Accounts receivable                                                      45,234         (119,230)         (88,379)
        Short-term investment                                                         -           21,201                -
        Inventory                                                               (79,001)          32,059         (103,339)
        Deferred charges                                                       (294,401)        (899,140)      (3,430,302)
        Deferred revenue                                                      1,175,268        1,467,354        6,297,800
        Accounts payable and accrued liabilities                                 73,458          (90,548)         930,554
                                                                            ------------     ------------    -------------
  Net cash from (used in) operating activities                                  433,470         (651,405)      (8,669,555)
                                                                            ------------     ------------    -------------
Cash flows from (used in) investing activities:
  Acquisition of fixed assets                                                  (242,831)         (18,739)      (1,027,464)
  Loan to shareholders                                                                -           (1,746)        (417,899)
  Repayment of loans to shareholders                                                  -                -          356,412
  Note receivable                                                                     -                -         (200,317)
  Repayment of note receivable                                                        - 	       -          200,317
  Long-term investment                                                                -                -       (2,301,372)
  Unwind of long-term investment                                                      -                -        2,287,958
                                                                            ------------     ------------    -------------
  Net cash from (used in) investing activities                                 (242,831)         (20,485)      (1,102,365)
                                                                            ------------     ------------    -------------
Cash flows from (used in) financing activities:
  Issuance of common shares                                                           -                -        8,922,530
  Issuance of preferred shares                                                        -        1,050,000        1,050,000
  Issuance of convertible subordinated debentures                                     -                -        2,189,529
  Repayment of debentures and convertible subordinated debentures              (167,138)               -         (297,401)
  Due to shareholder                                                                  - 	       -                -
  Repayment to shareholder                                                            -                -                -
  Share issue costs                                                                   -         (224,741)      (1,684,735)
                                                                            ------------     ------------    -------------
  Net cash from (used in) financing activities                                 (167,138)         825,259       10,179,923
                                                                            ------------     ------------    -------------
Effect of exchange rate changes                                                 (21,146)         (69,934)        (300,435)

Increase (decrease) in cash and cash equivalents during                           2,355           83,435          107,568
  the period

Cash and cash equivalents, beginning of period                                  105,213           78,844                -
                                                                            ------------     ------------    -------------
Cash and cash equivalents, end of period                                    $   107,568      $   162,279     $    107,568
                                                                            ============     ============    =============

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

                      THE TRACKER CORPORATION OF AMERICA
                        (A Development Stage Company)

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (Unaudited)


                                                                      SHARES                                AMOUNTS
                                                        -----------------------------   ------------------------------------------
                                                                                                             Paid-in
                                                                              Class B                       Capital in
                                                        Preferred    Common   Common    Preferred    Common   Excess     Other
                                                          Stock      Stock    Stock       Stock      Stock    of Par     Capital
                                                        -----------------------------   ------------------------------------------
Shares issued to officers at inception (Cash - $Nil)                         5,089,286   $       -- $     --  $      --  $      --

Shares issued for cash (Cash - $4,714,188)                                     884,729                         4,714,188

Shares issued in lieu of rent  (note 9-x) (Cash - $Nil)                         60,871                           324,344

Share issue costs                                                                                               (466,142)

Translation adjustment

Net loss
                                                          ----------------------------   -----------------------------------------
Balance at March 31, 1994                                                    6,034,886         --        --    4,572,390       --
                                                          ----------------------------   -----------------------------------------
Shares issued for cash (Cash - $1,175,797)                                     234,517                         1,175,797

Shares issued in lieu of rent  (note 9-x) (Cash - $Nil)                          5,777                            30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                   739,219                                 739        (639)

Shares issued  from Regulation S offering (including
79,658 shares at $7 per share for consulting services and
3,571 shares at $5.50 per share for the purchase of fixed
assets) (Cash -$1,505,000)                                       860,000                                 860   2,900,840
Share proceeds to be received subsequent to March 31,
1995                                                                                                            (819,459)

Shares issued for consulting and marketing services
 (Cash-$Nil)                                                     825,000        78,005                   825   2,204,153

Less: consulting and marketing services not yet received        (814,583)*                              (815)            (2,086,685)

Shares proceeds received from private placement
 on March 15, 1995 (Cash - $350,000)                             500,000                                 500     349,500

Shares issued to employees for employment services
(note 9-x) (Cash-$Nil)                                                          25,063                            74,409

Share issue costs                                                                                               (779,495)

Translation adjustment                                                                                          (159,026)

Net loss
                                                          ----------------------------   -----------------------------------------
Balance at March 31, 1995                                  --  2,109,636     6,378,248           --    2,109   9,707,617 (2,086,685)
                                                          ----------------------------   -----------------------------------------
                                                                            Amounts
                                                          ----------------------------------------------------
                                                                           Deficit Accumulated
                                                          Cumulative            During
                                                          Translation        Development
                                                          Adjustment            Stage               Total
                                                          ----------------------------------------------------
Shares issued to officers at inception (Cash - $Nil)      $      --        $        --               $       --

Shares issued for cash (Cash - $4,714,188)                                                            4,714,188

Shares issued in lieu of rent  (note 9-x) (Cash - $Nil)                                                 324,344

Share issue costs                                                                                      (466,142)

Translation adjustment                                     (129,098)                                   (129,098)

Net loss                                                                    (2,043,425)              (2,043,425)
                                                          ----------------------------   ----------------------
Balance at March 31, 1995                                  (129,098)        (2,043,425)               2,399,867
                                                          ----------------------------   ----------------------
Shares issued for cash (Cash - $1,175,797)                                                            1,175,797

Shares issued in lieu of rent  (note 9-x) (Cash - $Nil)                                                  30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                                              100

Shares issued  from Regulation S offering (including
79,658 shares at $7 per share for consulting services and
3,571 shares at $5.50 per share for the purchase of fixed
assets) (Cash -$1,505,000)                                                                            2,901,700
Share proceeds to be received subsequent to March 31,
1995                                                                                                   (819,459)

Shares issued for consulting and marketing services
 (Cash-$Nil)                                                                                          2,204,978
Less: consulting and marketing services not yet received                                             (2,087,500)

Shares proceeds received from private placement
 on March 15, 1995 (Cash - $350,000)                                                                    350,000

Shares issued to employees for employment services
(note 9-x) (Cash-$Nil)                                                                                   74,409

Share issue costs                                                                                      (779,495)

Translation adjustment                                                                                 (159,026)

Net loss                                                                                 (5,068,583) (5,068,583)
                                                          ----------------------------   ----------------------
Balance at March 31, 1995                                                                (7,112,008)    222,909
                                                          ----------------------------   ----------------------

The accompanying notes are an integral part of these consolidated financial statements.

                      THE TRACKER CORPORATION OF AMERICA
                        (A Development Stage Company)
===============================================================================
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                 (Unaudited)

                                                               SHARES                                     AMOUNTS
                                                   ----------------------------------    -------------------------------------------
                                                                                                              Paid in
                                                                           Class B                           Capital in
                                                   Preferred   Common      Common        Preferred  Common     Excess       Other
                                                     Stock     Stock       Stock         Stock      Stock      of Par      Capital
                                                   ----------------------------------    -------------------------------------------
Share proceeds received re Regulation S offering                                         $   -     $   -    $  819,459  $         -
  made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued                     14,582*                             14                     87,486
  before March 31, 1995  (note 9-x) (Cash - $ Nil)

Marketing services received re shares issued                     266,664*                            265                    666,400
  to LL Knickerbocker Co.  (Cash - $ Nil)

Shares issued to Directors as compensation
  (note 9-x) (Cash - $Nil)                                        98,858                              99        86,402

Shares issued to Amerasia for marketing services
  (note 9-x) (Cash - $Nil)                                                     30,000                           44,496
Less: services not yet received                                               (12,500)*                                     (18,630)

Shares cancelled (Cash - $Nil)                                      (171)                              1            (1)

Shares issued pursuant to S-8 for employees,
 consultants and  a director  (Cash - $Nil)                      770,000                             770       769,230
 Less: employment and consulting services not
   yet received                                                 (340,939)*                          (341)                  (340,598)

Shares issued to R. Zuk (Cash - $83,000)                         200,000                             200       199,800
Less: shares proceeds to be received                                                                          (117,000)

Share proceeds received from private placement
  (Cash - $250,000)                                              250,000                             250       249,750

Shares issued upon exercise of warrants at Canadian
  $1 per share (Cash - $619,166)                                              849,803                          619,166

Shares issued to officers (note 9-iiii(a))
  (Cash - $Nil)                                                  630,000                             630       826,245

Shares issued to a consultant (note 9-x)
  (Cash - $Nil)                                                    7,500                               8         9,836

Shares issued for investor relation services
  (note 9-v) (Cash - $Nil)                                       200,000                             200       262,300
Less: services not yet received                                 (200,000)*                          (200)                  (262,300)

Shares issued to employees for employment
  services (note 9-x)  (Cash - $Nil)                                           14,176                           22,716

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                1,133,365   (1,133,365)             1,134        (1,134)

Shares issued for conversion from debenture
  holders (Cash -$Nil)                                           991,434                             992       728,537

Share issue cost from April 1, 1995 to
  March 31, 1996                                                                                              (214,357)

Translation adjustment

Net loss from April 1, 1995 to March 31, 1996
                                                   ----------------------------------    -------------------------------------------
Balance as at March 31, 1996                              -    6,130,929   6,126,362       $-     $6,131   $14,013,062  $(1,954,327)
                                                   ----------------------------------    -------------------------------------------

                                                                              Amounts
                                                           --------------------------------------------
                                                                        Deficit Accumulated
                                                           Cumulative        During
                                                           Translation    Development
                                                           Adjustment         Stage          Total
                                                           --------------------------------------------
Share proceeds received re Regulation S offering
  made before March 31, 1995 (Cash - $225,280)             $       -      $          -    $   819,459

Consulting services received re shares issued
  before March 31, 1995 (note 9-x) (Cash - $Nil)                                               87,500

Marketing services received re shares issued
  to LL Knickerbocker Co.  (Cash - $ Nil)                                                     666,665

Shares issued to Directors as compensation
  (note 9-x) (Cash - $Nil)                                                                     86,501

Shares issued to Amerasia for marketing
  services (note 9-x) (Cash - $Nil)                                                            44,496
Less: services not yet received                                                               (18,630)

Shares cancelled (Cash - $Nil)                                                                      -

Shares issued pursuant to S-8 for employees,
  consultants and a director  (Cash - $Nil)                                                   770,000

Less: employment and consulting services not
  yet received                                                                               (340,939)

Shares issued to R. Zuk (Cash - $83,000)                                                      200,000
Less: shares proceeds to be received                                                         (117,000)

Share proceeds received from private placement
  (Cash - $250,000)                                                                           250,000

Shares issued upon exercise of warrants at
  Canadian $1 per share (Cash - $619,166)                                                     619,166

Shares issued to officers (note 9-iiii(a))
  (Cash - $Nil)                                                                               826,875

Shares issued to a consultant (note 9-x)
  (Cash - $Nil)                                                                                 9,844

Shares issued for investor relation services
  (note 9-v) (Cash - $Nil)                                                                    262,500
Less: services not yet received                                                              (262,500)

Shares issued to employees for employment
  services (note 9-x) (Cash - $Nil)                                                            22,716

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                                                     -

Shares issued for conversion from debenture
  holders (Cash -$Nil)                                                                        729,529

Share issue cost from April 1, 1995 to
  March 31, 1996                                                                             (214,357)

Translation adjustment                                                                         47,224

Net loss from April 1, 1995 to March 31, 1996                               (6,090,730)    (6,090,730)
                                                           --------------------------------------------
Balance as at March 31, 1996"  -   "6,130,929 "  "6,126,   $(240,900)     $(13,202,738)   $(1,378,772)
                                                           --------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                      THE TRACKER CORPORATION OF AMERICA
                        (A Development Stage Company)

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                                               SHARES                                     AMOUNTS
                                                   ----------------------------------    -------------------------------------------
                                                                                                              Paid in
                                                                           Class B                           Capital in
                                                   Preferred   Common      Common        Preferred  Common     Excess       Other
                                                     Stock     Stock       Stock         Stock      Stock      of Par      Capital
                                                   ----------------------------------    -------------------------------------------
Marketing services received re shares issued
  to LL Knickerbocker Co.  (Cash - $ Nil)                         133,336*                $     -  $   135  $ (999,600) $1,332,800

Shares issued to Directors as compensation
  (note 9-x) (Cash - $Nil)                                         34,445                               34      15,466

Marketing services received from Amerasia
  (note 9-x) (Cash - $Nil)                                                      5,000                          (11,124)     18,630

Employment and consulting services and
  Directors' fees received re S-8 (Cash - $Nil)                 1,740,938*                           1,741     316,054     340,598

Shares issued for conversion from debenture
  holders (note 9-ix) (Cash -$Nil)                              1,433,443 "                          1,434     653,566

Preferred shares issued from private
  placement  (Cash - $1,050,000)                      1,050                                     1            1,049,999

Common shares issued for conversion from
  preferred stockholder (Cash - $Nil)                (1,050)    4,365,136                      (1)   4,364      (4,363)

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                 1,268,825  (1,268,825)               1,269      (1,269)

Shares issued to employees for employment services
  (note 9-x) (Cash-$Nil)                                           26,000                               26      12,474

Shares issued for consulting services (note 9-x)
  (Cash-$Nil)                                                     208,250                              208      49,634

Shares issued in lieu of finder fee for debenture
  holders (note 9-x) (Cash -$Nil)                                  52,906                               53      52,853

Shares issued in lieu of finder fee for preferred
  stockholders (note 9-x) (Cash -$Nil)                            112,500                              113      44,887

Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                       333,272                              332      87,668

Shares issued for office rental expense ( Cash $ Nil)             615,780                              616     153,329
Less: rental expense not yet amortized                           (530,255)*                           (531)              (132,034)

Share issue cost from April 1, 1996 to
  March 31, 1997                                                                                              (224,741)

Translation adjustment

Net loss from April 1, 1996 to
  March 31, 1997
                                                   ----------------------------------    -------------------------------------------
Balance as at March 31, 1997                               -   15,925,505   4,862,537    $    -    $15,925 $15,207,895    $(394,333)
                                                   ==================================    ===========================================

Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                        35,714                               36       9,964

Shares issued for office rental expense
  ( note 9-x) ( Cash $ Nil)                                        17,105                               17                    4,259

Translation adjustment

Net loss from April 1, 1997
  to April 30, 1997"
                                                   ----------------------------------    -------------------------------------------
Balance as at March 31, 1997"                              -   15,978,324   4,862,537    $    -    $15,978 $15,217,859    $(390,074)
                                                   ==================================    ===========================================

Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                        43,478                               43       9,957

Shares issued for office rental expense
  ( note 9-x) ( Cash $ Nil)                                        17,105                               17                    4,259

Translation adjustment

Net loss from May 1, 1997 to May 31, 1997
                                                   ----------------------------------    -------------------------------------------
Balance as at May 31, 1997                                 -   16,038,907   4,862,537    $   -     $16,038 $15,227,816    $(385,815)
                                                   ==================================    ===========================================
                                                                              Amounts
                                                           --------------------------------------------
                                                                        Deficit Accumulated
                                                           Cumulative        During
                                                           Translation    Development
                                                           Adjustment         Stage          Total
                                                           --------------------------------------------
Marketing services received re shares issued
  to LL Knickerbocker Co.  (Cash - $ Nil)                  $           -  $            -  $    333,335

Shares issued to Directors as compensation
  (note 9-x) (Cash - $Nil)                                                                      15,500

Marketing services received from Amerasia
  (note 9-x) (Cash - $Nil)                                                                       7,506

Employment and consulting services and Directors'
  fees received re S-8 (Cash - $Nil)                                                           658,393

Shares issued for conversion from debenture
  holders (note 9-ix) (Cash -$Nil)                                                             655,000

Preferred shares issued from private placement
  (Cash - $1,050,000)                                                                        1,050,000

Common shares issued for conversion from preferred
  stockholder (Cash - $Nil)                                                                          -

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                                                      -

Shares issued to employees for employment
  services (note 9-x) (Cash-$Nil)                                                               12,500

Shares issued for consulting services (note 9-x)
  (Cash-$Nil)                                                                                   49,842

Shares issued in lieu of finder fee for debenture
  holders (note 9-x) (Cash -$Nil)                                                               52,906

Shares issued in lieu of finder fee for preferred
  stockholders (note 9-x) (Cash -$Nil)                                                          45,000

Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                                                     88,000

Shares issued for office rental expense
  ( Cash $ Nil)                                                                                153,945
Less: rental expense not yet amortized                                                        (132,565)

Share issue cost from April 1, 1996 to
  March 31, 1997                                                                              (224,741)

Translation adjustment                                           (79,146)                      (79,146)

Net loss from April 1, 1996 to March 31, 1997                                 (3,708,078)   (3,708,078)
                                                              -----------------------------------------
Balance as at March 31, 1997                                   $(320,046)   $(16,910,816)  $(2,401,375)
                                                              =========================================
Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                                                     10,000

Shares issued for office rental expense
  ( note 9-x) ( Cash $ Nil)                                                                      4,276

Translation adjustment                                            25,781                        25,781

Net loss from April 1, 1997
  to April 30, 1997                                                             (153,560)     (153,560)
                                                              -----------------------------------------
Balance as at April 30, 1997                                   $(294,265)   $(17,064,376)  $(2,514,878)
                                                              =========================================
Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                                                     10,000

Shares issued for office rental expense
  ( note 9-x) ( Cash $ Nil)                                                                      4,276

Translation adjustment                                             3,977                         3,977

Net loss from May 1, 1997 to May 31, 1997                                       (108,266)     (108,266)
                                                              -----------------------------------------
Balance as at May 31, 1997                                     $(290,288)   $(17,172,642)  $(2,604,891)
                                                              =========================================

                      THE TRACKER CORPORATION OF AMERICA
                        (A Development Stage Company)

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                                               SHARES                                     AMOUNTS
                                                   ----------------------------------    -------------------------------------------
                                                                                                              Paid in
                                                                           Class B                           Capital in
                                                   Preferred   Common      Common        Preferred  Common     Excess       Other
                                                     Stock     Stock       Stock         Stock      Stock      of Par      Capital
                                                   ----------------------------------    -------------------------------------------
Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                       56,180                               57          9,943

Shares issued for office rental expense ( note 9-x)
  ( Cash $ Nil)                                                   17,105                               17                    4,259

Translation adjustment

Net loss from June 1, 1997 to June 30, 1997
                                                   ----------------------------------    -------------------------------------------
Balance as at June 30, 1997                                -  16,112,192    4,862,537     $     - $16,112    $15,237,759  $(381,556)
                                                   ----------------------------------    -------------------------------------------
Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                -      62,500                               63          9,937

Shares issued for office rental expense
  ( note 9-x) ( Cash $ Nil)                                       17,105                               17                     4,259

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                   32,143      (32,143)                 32            (32)

Translation adjustment

Net loss from July 1, 1997 to July 31, 1997
                                                   ----------------------------------    -------------------------------------------
Balance as at July 31, 1997                                -  16,223,940    4,830,394     $    -  $16,224    $15,247,664  $(377,297)
                                                   ----------------------------------    -------------------------------------------
Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                       56,818                               57           9943     10,000

Shares issued for office rental expense
  ( note 9-x) ( Cash $ Nil)                                       17,105                               17                      4259

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                   35,814      (35,814)                 36            (36)

Shares issued to employee for employment
  services (note-x)                                                4,000                                4            796

Translation adjustment

Net Profit (loss) from August 1, 1997 to
  August 31, 1997
                                                   ----------------------------------    -------------------------------------------
Balance as at August 31, 1997                             -   16,337,677    4,794,580     $    -  $16,338    $15,258,367  $(373,038)
                                                   ----------------------------------    -------------------------------------------
Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                       54,945                               55          9,945

Shares issued for office rental expense
  ( note 9-x) ( Cash $ Nil)                                       17,105                               17                     4,259

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                2,172,096   (2,172,096)             (2,172)         2,172

Translation adjustment

Net Profit (loss) from September 1, 1997 to
  September 30, 1997
                                                   ----------------------------------    -------------------------------------------
Balance as at September 30, 1997                          -   18,581,823    2,622,484     $    -  $14,238    $15,270,484  $(368,779)
                                                   ----------------------------------    -------------------------------------------
                                                                              Amounts
                                                           --------------------------------------------
                                                                        Deficit Accumulated
                                                           Cumulative        During
                                                           Translation    Development
                                                           Adjustment         Stage          Total
                                                           --------------------------------------------

Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                                                     10,000

Shares issued for office rental expense
  ( note 9-x) ( Cash $ Nil)                                                                      4,276

Translation adjustment                                                            (4,327)       (4,327)

Net loss from June 1, 1997 to June 30, 1997                                      (84,146)      (84,146)
                                                           --------------------------------------------
Balance as at June 30, 1997                                 $(294,615)      $(17,256,788)  $(2,679,088)
                                                           --------------------------------------------
Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                                                     10,000

Shares issued for office rental expense
  ( note 9-x) ( Cash $ Nil)                                     4,276                            8,552

Shares exchanged as per exchange agreement (Cash - $Nil)                                             -

Translation adjustment                                            360                              360

Net loss from July 1, 1997 to July 31, 1997                                      (10,368)      (10,368)
                                                           --------------------------------------------
Balance as at July 31, 1997                                 $(289,979)      $(17,267,156)  $(2,670,544)
                                                           --------------------------------------------
Shares issued pursuant to W.Marches S-8 stock payment
  plan (note 9-xii)                                                                             10,000

Shares issued for office rental expense ( note 9-x)
  ( Cash $ Nil)                                                                                  8,552

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                                                      -

Shares issued to employee for employment services (note-x)                                         800

Translation adjustment                                         (18795)                         (18,795)

Net Profit (loss) from August 1, 1997 to August 31, 1997                           1,308         1,308
                                                           --------------------------------------------
Balance as at August 31, 1997                               $(304,498)      $(17,265,848)  $(2,668,679)
                                                           --------------------------------------------
Shares issued pursuant to W.Marches S-8 stock payment
  plan (note 9-xii)                                                                             10,000

Shares issued for office rental expense ( note 9-x)
  ( Cash $ Nil)                                                                                  4,276

Shares exchanged as per exchange agreement (Cash - $Nil)                                             -

Translation adjustment                                        (44,160)                         (44,160)

Net Profit (loss) from September 1, 1997 to
  September 30, 1997                                                             (83,648)      (83,648)
                                                           --------------------------------------------
Balance as at September 30, 1997                            $(348,658)      $(17,349,496)  $(2,782,211)
                                                           --------------------------------------------

"(*) 627,625 common shares have been subscribed for but remain unissued as at September 30, 1997"

 The accompanying notes are integral parts of these consolidated financial statements.

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


Overview

        Prior to the Reorganization effective July 12, 1994, Tracker U.S. (then Ultra Capital Corp.) had been inactive for the preceding several years and had conducted no significant operations or activities. Tracker Canada, which originated the present line of business, had its inception on May 6, 1993. During the period from inception to September 30, 1994, the Company was engaged in organizational efforts, including the hiring of technical and management personnel. During that time, the Company focused on the research and development of advanced bar code and laser scanning technology, entered into agreements or understandings with key suppliers, prepared the business and marketing plan, programmed the software and filed for patent and trademark protection in Canada and the United States. The Company is a development stage company that has developed and begun to market, sell and operate a personal property identification and recovery system and, until recently, a card registration service. The Company launched its personal property identification and recovery service in a limited test market in Toronto, Canada in October 1994 and is slowly continuing to expand its service throughout Canada. The Company began test marketing in the United States and has begun to introduce its service to various communities in the United States. The Company offers its services through diverse marketing channels such as joint promotional partners (i.e., Schwinn Cycling & Fitness Inc., Samsonite Canada, Inc.), network referral marketers (i.e., Tracker Referral Network International, Inc. selling home-based business opportunities utilizing the Company's products and services) and, until recently, outbound telemarketing (i.e., credit card protection program).


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

        Another aspect of the Company's marketing strategy is to pursue an aggressive and preemptive North American roll-out of the Company's service. By establishing a critical mass of Tracker labels or laser-etched insignia in the marketplace, the Company hopes to establish a de facto "identification" standard. The Company believes that this can be done if (1) the distribution of Tracker labels or laser-etched insignia is performed on a large scale and done quickly and (2) the public is confident that the Company's personal property identification and recovery system improves recovery rates and therefore is of value to the consumer. The Company is attempting to establish credibility and confidence in the marketplace by, among other things, utilizing fusion marketing through the establishment of affiliations, alliances, sponsorships, and promotional programs with well recognized, stable and reputable organizations that have an interest in the protection, security, loss prevention or insurance industries. There can be no assurance that the Company will be able to establish a critical mass of Tracker labels or laser-etched insignia to establish a leading and sustainable market position or that the Company will be able to establish credibility and confidence in the marketplace.


        The Company's long-term strategy is to become a name-brand global "Information Company" making its insignia a powerful informational tool for manufacturers, distributors and retailers by becoming (i) the name-brand provider of property and inventory control for individuals, businesses and organizations, and (ii) the branded product consumers think of when looking for the added assurance of protection provided by a property identification and recovery system. There can be no assurance, however, that the Company will be able to achieve its long-term strategy. Ultimately, if successful, the Company could offer a complete outsourcing service for the following:

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


Discontinued Operation

        The Card Registration Service. Until recently, the Company was gaining a small market share in the card registration industry. To provide a distinctive competitive advantage, the Company added the extra feature of its recovery services to the list of benefits offered to members of the card registration service. As of October 29, 1997, the Company had assisted 420 members within its credit card registration program. The Company piggybacked on the infrastructure that it has established for its personal property identification and recovery system and up until recently was generating a majority of its revenue from this service. On October 29, 1997, the Company ceased selling its credit card registration program through third party independent outbound telemarketing firms and its own outbound telemarketing room in Atlanta, as the effects of the Federal Trade Commission's Temporary Restraining Order on September 12, 1997 and the subsequent Preliminary Injunction with asset freeze on September 15, 1997, adversely impaired the Company from continuing to offer the program. All existing card registration members are and will continue to be fully serviced by the Company's member services department as are regular Tracker members. For futher explanation see
Item 2. "Results of Operations" of Part I - Financial Information and Item 1. "Legal Proceedings" of Part II - Other Information.


General

        The Company has no material backlog of orders because the Company fills orders for its personal property identification and recovery system as received out of existing inventory.

        The Company has granted, and may grant in the future, commissions and other payments in connection with the distribution of its services. Although such arrangements generally call for commissions or other payments only out of sales actually made, certain arrangements call for certain guaranteed payments.

        The Company's internet address "www.tracker.com" gives clients, subscribers, suppliers, shareholders, brokers and investors access to information about the Company and its current activities on a 24 hour basis.
In addition, the Company is subject to the informational requirements of the Exchange Act and, in accordance therewith, files reports and other information with the SEC. Copies of such materials can be obtained by mail from the Public Reference Section of the SEC, at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition, such reports and other information can be inspected and copied at the public reference facility referenced above and at the SEC's regional offices at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511 and 7 World Trade Center, Suite 1400, New York, New York 10048. The SEC maintains a web site (http:www.sec.gov) that contains reports and other information regarding registrants, such as the Company, that file electronically with the SEC.



Results of Operations

Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996.

        Cash sales for the six months ended September 30, 1997 increased to $6,900,768 as compared to $1,709,925 a year ago. Because the Company recognizes these cash sales on a straight-line basis over the term of service offered, recorded revenues for the six months ended September 30, 1997 increased 2100% to $5,152,710 as compared to $243,888 a year ago. The increase in the six month revenues was due primarily to the increase in sales of the Company's card registration service.

                        Six months ended            Six months ended
                       September 30, 1997          September 30, 1996

Cash Sales                $  6,900,768                $  1,709,925

Revenue                   $  5,152,710                $  243,888
Net Income (loss)         $  (440,757)                $  (2,222,934)

        During the six months ended September 30, 1997, the Company incurred a net loss of $440,757 as compared to a net loss of $2,222,934 for the six months ended September 30, 1996. These losses included total development costs in the amount of $912,005 for the six months ended September 30, 1997 as compared to $2,352,215 for the six months ended September 30, 1996. Included in the deficit for the six months ended September 30, 1997 are non-operating expenditures in the amount of (1) $36,953 in interest expense incurred as a result of raising capital through convertible debentures; (2) $60,000 associated with the non-cash outlay relating to the issuance of 309,635 shares of Common Stock to an outside consultant as payment in lieu of fees.

        On October 29, 1997, the Company ceased selling its Card Registration program via telemarketing as the impact of the Federal Trade Commission Temporary Restraining Order then subsequent Preliminary Injunction with asset freeze was too great for the Company resources to overcome. As a result, the Company lost substantially all of its sales generation capacity and within a month it became economically prudent to cease the entire telemarketing operation. Thus, in an effort to restructure, the Company has closed down its Atlanta fulfillment, processing and telemarketing center and has dramatically reduced expenses and staffing in its head office in Toronto. The Company is currently seeking to raise additional funds through equity or debt financing in an effort to maintain its current operating status. The Company is also continuing to seek strategic relationships in an effort to support its strategic marketing plans for the future of expanding its personal property identification and recovery system. For futher explanation see Item 2. "Discontinued Operation" of Part I -Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1. "Legal Proceedings" of Part II - Other Information.

        During this period, the Company continued in its efforts to minimize its operating cash "burn" rate and reduced its expenditures by an additional 23% from $2,352,215 to $1,811,594 when comparing the six months ended September
30, 1997 to the six months ended September 30, 1996. With the cessation of selling the credit card registration program via telemarketing as noted above, the Company is focusing on raising the necessary working capital to maintain operating and continue selling its personal property identification and recovery system through various channels. No assurances can be given that the Company will raise the necessary funding or achieve profitable results within the next fiscal year.

Liquidity and Capital Resources

        From inception at May 6, 1993 through September 30, 1997, the Company has received approximately $10,143,189 in net cash from financing activities, some of which activities are noted below.
        During the six months ended September 30, 1997, the Company's net cash from (used in) operations was $439,921 as compared to $(651,405) for the six months ended September 30, 1996. The cash from (used in) operations was generated from the increase in the cash receipts of sales in the card registration program and was devoted primarily to funding the development of identification and recovery systems and software, its card registration service, labels, packaging, marketing and advertising materials and plans, the development of a scanning network, and sales and promotional commitments.

        As of September 30, 1997, the Company had total current assets of $4,258,827 as compared to $3,442,754 at March 31, 1997. Current assets consisted of cash in the amount of $107,568 as of September 30, 1997 as compared to $105,213 at March 31, 1997, accounts receivable in the amount of $88,379 as of September 30, 1997 as compared to $133,613 at March 31, 1997, prepaid expenses and deposits in the amount of $591,800 as of September 30, 1997 as compared to $359,526 at March 31, 1997, inventories in the amount of $103,339 as of September 30, 1997 as compared to $24,338 at March 31, 1997, and current deferred charges in the amount of $3,367,741 as of September 30, 1997 as compared to $2,820,064 at March 31, 1997. As of September 30, 1997, the Company had amount due from stockholders in the amount of $63,040 as compared to $61,487 at as of March 31, 1997, long-term deferred charges totaling $211,588 as compared to $315,837 at March 31, 1997, and net fixed assets totaling $554,668 as compared to $418,267 at March 31, 1997. As of September 30, 1997, the Company had liabilities of $7,365,577 as compared to $6,026,589 at March 31, 1997. Such liabilities consisted of accounts payable in the amount of $773,381 as of September 30, 1997 as compared to $468,764 at March 31, 1997, accrued liabilities in the amount of $300,106 as of September 30, 1997 as compared to $373,687 at March 31, 1997, deferred revenues in the amount of $5,784,491 as of September 30, 1997 as compared to $4,509,401 at March 31, 1997, debentures in the amount of $31,809 as of September 30, 1997 as compared to $83,991 at March 31, 1997, and convertible subordinated debentures in the amount of $475,790 as of September 30, 1997 as compared to $590,746 at March 31, 1997. The Company had long-term deferred revenues in the amount of $513,309 as of September 30, 1997 as compared to $613,131 at March 31, 1997.

        The increased sales activity of the Company has caused material changes to the Company's, long-term deferred charges and long-term deferred revenues. During the six months ended September 30, 1997, the Company experienced its fastest rate of growth yet in terms of sales activity with respect to sales of its card registration service. For the six month period ended September 30, 1997, the Company experienced sales activity at approximately the following amounts: card registration service - $6,856,357 and all other personal property identification and recovery services - $44,411. However, as a result of discontinuing the selling of its credit card registration program, the Company is currently refocusing on selling its personal property identification and recovery system through various channels and raising the necessary working capital through equity or debt financing. No assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all.

        As of September 30, 1997 and March 31, 1997, respectively, the Company had accumulated deficits of $17,351,574 and $16,910,816. To date, the Company had primarily funded its operations through sales of its credit card registration program and now is currently seeking capital through the capital/debt markets.


Capital Requirements

        With the cessation of its credit card registration program via telemarketing, the Company is currently focusing on selling its personal property identification and recovery system through various channels. Unfortunately, the revenue stream of the personal property identification and recovery system has a much longer selling cycle and thus the Company anticipates that it will require additional capital in order to meet the needs for its strategic Canadian and United States roll-outs and otherwise implement its business plan in the manner contemplated. The acquisition of equipment, establishment of distribution channels and the conducting of a comprehensive marketing campaign are crucial to the Company's success. The Company will require additional debt or equity funding to conduct and complete such activities. No assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all. If the Company does not receive sufficient funding on acceptable terms, this could prevent or delay the marketing, sale and operation of the Company's services and will have a material adverse effect on the Company's business, operating results and financial condition.

        Management's current cash projections indicate that its short term annual funding requirements will be approximately $2 million for the next twelve months. Longer term cash needs are anticipated to be covered by future cash sales and capital or debt financing. There can be no assurance, however, that the Company's actual short and long term liquidity requirements will be consistent with management's projections. During the upcoming twelve months, the Company plans to seek additional equity/debt financing to conduct such activities as it is anticipated that additional capital will be needed to enhance current cashflows.

        Management is attempting to obtain additional debt or equity funding.
No assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all.
Any failure to receive sufficient funding when needed, in sufficient amounts, and on acceptable terms could prevent or delay the marketing, sale and operation of the Company's personal property identification and recovery system and will have a material adverse effect on the Company's business, operating results and financial condition. Moreover, the report of independent accountants covering the Company's financial statements expressed substantial doubt about its ability to continue as a going concern because it is a development stage company and has not yet been able to attract significant outside financing or generate significant revenues. Failure to obtain sufficient funding on acceptable terms could affect the Company's ability to continue as a going concern.

International Operations

        In April 1997, the Company signed an exclusive licence agreement with Executive Trading Ltd. ("Executive") pursuant to which Executive will sell the Company's products and services on an exclusive basis in the countries of Germany, Switzerland and Austria. The Company has recently received its first group of orders from Executive. It is anticipated that Executive will meet its sales targets for its first full year.

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


PART II

OTHER  INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company, along with Symbol Technologies, Inc. ("Symbol"), has recently been served with a complaint filed by Datastrip (IOM) Limited ("Datastrip") in the United States District Court for the District of Delaware. Datastrip alleges that the Company is infringing on Datastrip's U.S. Patent No. 4,782,221, relating to certain data-encoding technology allegedly developed by Datastrip and that Symbol is inducing infringement of the patent. The complaint seeks injunctive relief and unspecified damages. The Company and Symbol believe, based on advice of Symbol's counsel, that they have no liability to Datastrip and that the claim is frivolous and without merit. Symbol, the supplier of automated card readers to the Company, has agreed to vigorously defend itself and the Company against Datastrip's claim. Symbol, however, has not agreed to indemnify the Company from any losses that may result from this claim. No new developments have occurred since last reported.

        On Friday, September 12, 1997, the Federal Trade Commission (the "FTC"), in a civil action (Civil Action File No. 1:97-CV-2554-JEC) obtained a Temporary Restraining Order ("TRO") in favor of the FTC against the Registrant. The TRO prohibited the Registrant from selling or offering for sale credit card registration or protection services ("Credit Card Services") to consumers in the United States and dissipating or otherwise depleting its assets. The TRO also required all financial institutions holding or receiving funds belonging to the Registrant to freeze those funds. The TRO was entered on an ex parte basis, preventing the Registrant from disputing or providing evidence adverse to the statements made by the FTC in its application for the TRO before the TRO was entered. On Monday, September 15, 1997, at 4:40 pm (EST) the parties executed, and the court entered a Stipulation and Order for Preliminary Injunction with Asset Freeze and Other Equitable Relief (the "Stipulated Order"). In the Stipulated Order, the Registrant made no admission or denial as to the truth of the FTC's allegations. The Stipulation Order effectively replaced and dissolved the TRO, and the Registrant resumed selling its Credit Card Services. The Stipulated Order provides that the Registrant may not: (1) make false or misleading representations concerning (a) the Registrant's affiliation with a credit card issuer, (b) the Registrant's existing business relationship with a consumer, (c) the amount of time a consumer has to report the loss or theft of any credit card, or (d) a consumer's liability for any unauthorized use of a credit card; (2) failure to disclose to an inquiring consumer that federal law limits liability to $50 per credit card for unauthorized chages and that, in some instances, consumers have no liability for such charges; (3) refer to any governmental agency in any contact with consumers unless required by law; or
(4) violate the FTC's Telemarketing Sales Rules. The items which the Registrant agreed to be restrained from representing to consumers are those which the law prohibits of all telemarketing concerns. In addition, they are items which the Registrant routinely attempted to prevent being told to consumers by third party independent telemarketers representing the Registrant.

        The Stipulated Order also provided that the funds held by the Registrant's banks were to continue to be frozen until such time as the Court dissolved the Stipulated Order or the Registrant posted a performance bond in the amount of funds held. On October 20, 1997, the Court ordered the frozen funds to be released immediately, as the judge ruled that it was in the public's best interest to do so. The Registrant's Atlanta litigation counsel believes the Registrant has not violated any law or regulation regarding sales to consumers by telephone and, therefore, the Registrant denies any wrongdoing and intends to vigorously contest the FTC action. If the Registrant were ordered to make or pay material amounts of restitution, damages, cost or legal fees, its business, financial condition and results of operations may be materially and adversely affected.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of November 3, 1997, the Registrant is in default in the payment of interest to its subordinated convertible debenture holders in the aggregate amount of $13,612.50 and is in default in the payment of principle and interest to its subordinated debenture holders in the aggregate amount of $102,598.53. All subordinated convertible debenture holders and subordinated debenture holders have been contacted by written correspondence by the Chief Executive Officer of the Company and have been asked to be patient in awaiting for their payments.


ITEM 4.  SUBMISSION OF MATTERS TO  A VOTE OF SECURITY-HOLDERS

During the last quarter ended September 30, 1997, the Registrant held its annual general meeting of shareholders' for the year ended March 31, 1997 on August
22, 1997 to vote on election of directors, a proposal to approve increase the authorized number of shares of Common Stock and decrease the authorized number of shares of Class B Voting Common Stock, a proposal to approve the Amendment of the 1994 Stock Incentive Plan, and to ratify the appointment of auditors. The matters that were voted upon at the annual general meeting of shareholders' on August 22, 1997, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth in the table below:


                            Votes       Votes      Votes   Abstention  Broker
                             For       Against    Withheld            Non-Votes
1. Election of
   Directors:
   I. Bruce Lewis         15,834,389      -        117,056      -        -
   Mark Gertzbein         15,834,389      -         11,000      -        -
   Leonard Yakobovits     15,834,389      -        107,556      -        -

2. Proposal to approve
   the Amendment of the   15,568,268    505,167      -         24,225    -
   Certificate of the
   Corporation

3. Proposal to approve
   the Amendment of the    8,887,670    607,927      -        174,357    -
   1994 Stock Incentive
   Plan

4. Ratification of the
   appointment of Price   15,893,235    196,000      -          8,425    -
   Waterhouse as
   Independent Auditors



ITEM 5.  OTHER INFORMATION

        On October 31, 1997, Quincy A.S. McKean III resigned as a director of the Registrant citing personal reasons. On November 3, 1997, Mr. Ed Korhonen resigned as a director of the Registrant citing personal reasons. With these two resignations, only Mr. I. Bruce Lewis remains as a director of the Registrant and currently is attempting to find adequate replacements for the Board of Directors.

	On October 21, 1996, Amendment No. 4 to the Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commision. Pursuant to the terms of the Reorganization Agreement, the Company was to exercise its best efforts to maintain the effectiveness of such registration statement for one year. As this one year period has now expired, Selling Securityholders are advised to consult with counsel as to their ability to sell the shares, it currently holds from the registration statement, in accordance with applicable state and provincial or territorial laws.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

No exhibits are filed with this report Form 10-Q for the three months ended September 30, 1997.



Number   Description

   2.1   (++++)
         Reorganization Agreement Among Ultra Capital Corp. (the predecessor of the Registrant), Jeff W. Holmes, R. Kirk Blosch and the Tracker Corporation dated May 26, 1994, as amended by Amendment Number One dated June 16, 1994, Amendment Number Two dated June 24, 1994, and Amendment Number Three dated June 30, 1994, Extension of Closing dated June 23, 1994, and July 11, 1994 letter agreement.

   2.2   (++++)
         Agreement and Plan of Merger dated July 1, 1994 between Ultra Capital Corp. (the predecessor of the Registrant) and the Registrant.

   3.1   (++++)
         Certificate of Incorporation, as corrected by Certificate of Correction of Certificate of Incorporation dated March 27, 1995, and as amended by Certificate of Amendment to the Certificate of Incorporation dated November 1, 1995, and Certificate of Designation of Rights, Preferences and Privileges of $1,000.00 6% Cumulative Convertible Preferred Stock of the Registrant dated April 19, 1996.

   3.2   (++++)
         Bylaws

   4.1   (++++)
         Specimen Common Stock Certificate

   9.1   (++++)
         Agreement dated December 21, 1993 among 1046523 Ontario Limited, Gregg
         C. Johnson and Bruce Lewis

   9.2   (++++)
         Right of First Refusal, Co-Sale and Voting Agreement dated March 14, 1994 between The Tracker Corporation, Stalia Holdings B.V., I. Bruce Lewis, MJG Management Accounting Services Ltd., Spire Consulting Group, Inc., 1046523 Ontario Limited, Mark J. Gertzbein, Gregg C. Johnson and Jonathan B. Lewis, as confirmed by letter dated June 22, 1994 and Agreement dated July 1994

  10.1   (++++)
         1994 Stock Incentive Plan of the Registrant, as amended by Amendment No. 1 to the 1994 Stock Incentive Plan

  10.2   (++++)
         Discretionary Cash Bonus Arrangement of the Registrant

  10.3   (++++)
         Form of Indemnification Agreement entered into between the Registrant and each of its Directors

  10.4   (++++)
         Employment Agreement dated June 30, 1994 between the Registrant and I. Bruce Lewis, as amended by Amendment to Employment Agreement dated July 12, 1995

  10.5   (++++)
         Employment Agreement dated June 30, 1994 between the Registrant and Mark J. Gertzbein, as amended by Amendment to Employment Agreement dated July 12, 1995

  10.6   (++)
         Marketing Agreement between the Registrant and The L.L. Knickerbocker Company, Inc. dated March 15, 1995

  10.7   (++++)
         Lease dated October 18, 1993 between The Dundas/Edward Centre Inc. and The Tracker Corporation

  10.8   (++++)
         Corporate Relations Agreement dated February 24, 1994 between Corporate Relations Group, Inc. and The Tracker Corporation, as amended by letter agreement dated January 16, 1995 and by Amendment to Corporate Relations and Marketing Agreement dated June 22, 1995

  10.9   (++++)
         Consulting arrangement with Gregg C. Johnson effective August 12, 1995

  10.10  (++++)
         Right of First Refusal, Co-Sale and Voting Agreement dated March 14, 1994 between The Tracker Corporation, Stalia Holdings B.V., I. Bruce Lewis, MJG Management Accounting Services Ltd., Spire Consulting Group, Inc., 1046523 Ontario Limited, Mark J. Gertzbein, Gregg C. Johnson and Jonathan B. Lewis, as confirmed by letter dated June 22, 1994 and Agreement dated July 1994 (contained in Exhibit 9.2)

  10.11  (++++)
         Stock Option Agreement dated March 14, 1994 between The Tracker Corporation and Stalia Holdings B.V., as confirmed by letter dated June 22, 1994

  10.12  (++++)
         Letter from DHL International Express Ltd to The Tracker Corporation dated March 8, 1994

  10.13  (++++)
         Agreement dated September 1994 between The Tracker Corporation and Purolator Courier Ltd.

  10.14  (++++)
         National Account Agreement dated September 15, 1994 between Mail Boxes Etc. USA, Inc. and the Registrant, as amended by Amendment to National Account Agreement dated September 14, 1994

  10.15  (++++)
         Letter agreement dated March 15, 1995 between The Tracker Corporation and Black Photo Corporation, as amended by facsimile amendment dated March 4, 1995

  10.16  (++++)
         Letter agreement dated September 14, 1995 between The Tracker Corporation and Amerasia International Holdings Limited

  10.17  (++++)
         Letter Agreement dated August 31, 1995 between The Tracker Corporation and Tokai Boeki Co. Ltd.

  10.18  (++++)
         Letter agreement dated October 5, 1993 between The Tracker Corporation and Symbol Technologies, Inc., as amended by letter from The Tracker Corporation to Symbol Technologies Canada, Inc. dated November 23, 1995, and letter from Symbol Technologies Canada, Inc. to The Tracker Corporation dated November 27, 1995

  10.19  (++++)
         Assignment World-Wide dated May 12, 1994 from I. Bruce Lewis to the Tracker Corporation

  10.20  (++++)
         Exchange Agency and Trust Agreement dated July 12, 1994 among Ultra Capital Corp. (the predecessor of the Registrant), The Tracker Corporation and Montreal Trust Company of Canada

  10.21  (++++)
         Guarantee Agreement dated July 12, 1994 between Ultra Capital Corp. (the predecessor of the Registrant) and The Tracker Corporation

  10.22  (++++)
         1995 Stock Wage and Fee Payment Agreement

  10.23  (++++)
         Agreement dated August 10, 1995 between The L.L. Knickerbocker Company, Inc. and the Registrant

  10.24  (+++)
         Share Purchase Agreement dated July 29, 1994 among The Tracker Corporation, Page-Direct Ltd., Marc Bombenon, Marc Bombenon Enterprises Ltd. and 614593 Alberta Ltd.

  10.25  (++++)
         General Release dated June 15, 1995 among The Tracker Corporation, 614593 Alberta Ltd., 1069232 Ontario Inc., Gowling, Strathy & Henderson, Page-Direct Ltd., Marc Bombenon Enterprises Ltd. and Mark Bombenon.

  10.26  (+++++)
         Agreement Between The International Association of Chiefs of Police and The Tracker Corporation dated February 13, 1996

  10.27  (+++++)
         Letter agreement dated January 26, 1996 between The Tracker Corporation and Consumers Distributing Inc.

  10.28  (+++++)
         The Tracker Corp./Tracker Referral Network, Int'l Marketing Agreement dated April 8, 1996 between The Tracker Corporation and Tracker Referral Network, Int'l

  10.29  (+++++)
         Letter agreement dated March 7, 1996 between The Tracker Corporation and Samsonite Canada Inc.

  10.30  (+++++)
         Letter agreement dated March 22, 1996 between The Tracker Corporation and Sony of Canada Ltd.

  10.31  (+++++)
         Lead Generation/Corporate Relations Agreement dated November 20, 1995 between The Tracker Corporation and Corporate Relations Group, Inc., as amended by Amendment to the Marketing Agreement between the Registrant and Corporate Relations Group, Inc. dated December 5, 1995

  10.32  (+++++)
         Independent Contractor Agreement between The Tracker Corporation and Datatrack Inc. dated January 12, 1996

  10.33  (+++++)
         Services Agreement and Registration Rights Agreement and Options Agreement dated July 10, 1996 between the Registrant and Merchant Partners, L.P.

  10.34  (++++++)
         Exclusive Agent Licence Agreement dated April 4, 1997 between The Tracker Corporation of America and Executive Trading Ltd.

  10.35  (++++++)
         Agreement dated May 15, 1997 between The Tracker Corporation and Liberty Health.

  10.36  (++++++)
         Agreement dated May 22, 1997 between The Tracker Corporation of America and Schwinn Cycling & Fitness Inc.

  10.37  (++++++)
         Modification Agreement dated May 27, 1997 between The Tracker Corporation of America, Saturn Investments, Inc., The Tracker Corporation, I. Bruce Lewis, Mark J. Gertzbein, and Jonathan B. Lewis.

  21.1   (++++)
         List of subsidiaries of the Registrant


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



REPORTS ON FORM 8-K

        During the quarter ended September 30, 1997, the Registrant filed one
        (1) report on Form 8-K, dated September 12, 1997 (filed September 26,
        1997), with respect to the civil action of the FTC vs. the Registrant. See Item 1 for details.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

          Date: November 6, 1997

                               THE TRACKER CORPORATION OF AMERICA,
                               a Delaware corporation


                               By:    /s/ I. Bruce Lewis
                                      I. Bruce Lewis, CEO, President & Secretary
                                      (Principal Executive Officer)