Form 10-K
period 1998-03-31
TRACKER CORP OF AMERICA
filed 1998-11-04
CIK 789853

DATE FILED:  NOVEMBER 3, 1998

                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, DC 20549
                                      ------------

                                       FORM 10-K


         (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended MARCH 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from _______________________________________

                         Commission file number 0-24944

                       THE TRACKER CORPORATION OF AMERICA, INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                86-0767918
 (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)                Identification No.)

180 DUNDAS STREET WEST, SUITE 1505, TORONTO, ONTARIO, CANADA          M5G 1Z8
         (Address and Zip Code of Principal Executive Offices)      (Zip Code)

                                     (416) 593-2604
                  (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: NONE

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 30, 1998, there were issued and outstanding 22,340,628 shares of the Registrant's capital stock, consisting of 22,340,628 shares of the Registrant's common stock, par value $0.001 per share (the "Common Stock"). 8,529,038 shares of the Registrant's capital stock is held by non-affiliates. The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates at such date was $639,678 (calculated on the basis of $0.0750 per share which was the average of the high bid and low asked quotations for the Registrant's Common Stock on the OTC Bulletin Board on September 29, 1998).

DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, as amended ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

         Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 16, 1996, Registration Number 333-14229

          Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 23, 1996, Registration No. 333-14685.

                                   TABLE OF CONTENTS

PART I

1.       Business                                                                                                1
2.       Properties                                                                                             10
3.       Legal Proceedings                                                                                      10
4.       Submission of Matters to a Vote of Security Holders                                                    11

PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters                                  11
6.       Selected Consolidated Financial Data                                                                   12
7.       Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                                                               13
7A.      Quantitative and Qualitative Disclosures About Market Risk                                             20
8.       Financial Statements and Supplementary Data                                                            20
9.       Changes in and Disagreements with Accountants on Accounting
         And Financial Disclosure                                                                               20

PART III

10.      Directors and Executive Officers of Registrant                                                         20
11.      Executive Compensation                                                                                 23
12.      Security Ownership of Certain Beneficial Owners and Management                                         33
13.      Certain Relationships and Related Transactions                                                         34

PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        38
15.      Signatures                                                                                             43

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                                    F-1

                                         PART I

                                    ITEM 1. BUSINESS

CORPORATE HISTORY

         The Tracker Corporation of America, Inc. (sometimes "Tracker U.S." or the "Company") developed, markets and sells and operates a personal property marking and monitoring system (the "Tracker(TM) System"). The Tracker(TM) System utilizes advanced bar code and laser scanning technology to create an identification device which interfaces with a computer database and scanning network (the "Technology"). The Company's Website is located at www.tracker.com.

         The current business of the Company originated in July 1994 through a reorganization (the "Reorganization") in which the Company acquired all of the issued and outstanding voting shares of The Tracker Corporation, an Ontario, Canada corporation ("Tracker Canada"), in exchange for approximately 90% of the total voting shares of the Company as of that date. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Reorganization." The Company's predecessor was incorporated as a Utah corporation in 1986, and changed its state of incorporation to Nevada in 1992 and Delaware in 1994 through change in domicile mergers. Concurrent with the effective date of the reorganization, the Company changed its fiscal year-end from December 31 to March 31.

BACKGROUND

         Tracker Canada, which originated the Company's present line of business, was incorporated in May 1993 and, until February 1998, was an operating subsidiary of Tracker U.S. Tracker Canada supported the development, marketing and sale of the Tracker(TM) System. The subsidiary's functions included personnel recruitment and management, advanced bar code and laser scanning technology research and development (including proprietary software development), key supplier relationships, business and marketing planning, and Canadian and U.S. patent and trademark protection.

         Until 1995, the operations of Tracker Canada generated the Company's sole source of revenue. During the fiscal year ended March 31, 1996, the Company, through Tracker U.S., introduced a credit card registration service marketed by independent telemarketing firms as an additional line of business. Subsequently, cash sales increased from $382,632 for the 1995-96 fiscal year to $7,977,881 for the fiscal year ended March 31, 1997. The increase in cash sales (and the corresponding increase in recorded revenues) for the 1996-97 fiscal year was due primarily to the increase in sales from the Company's credit card registration service.

         FTC LAWSUIT; BOARD OF DIRECTORS AND OFFICER RESIGNATIONS

         In September 1997, the U.S. Federal Trade Commission (the "FTC") filed a lawsuit against the Company in the U.S. District Court, Northern District of Georgia, Atlanta Division. The complaint alleged that the Company's credit card registration service had violated Section 5 of the Federal Trade Commission Act and the FTC Trade Regulator Telemarketing Sales Rule in telemarketing credit card protection services in the United States. The FTC obtained a temporary restraining order ("TRO") halting the further sale of credit card registration services and an injunction freezing the Company's assets. Upon completing an internal investigation, the Company elected to discontinue credit card registration service operations.

         Following commencement of the lawsuit, four members of the Company's five-member Board of Directors, including all of its non-employee outside directors, tendered their resignations. Subsequently, the Company's Chief Financial Officer resigned as an executive officer, leaving Bruce I. Lewis, the Company's Chief Executive Officer, as the Company's sole Director and executive officer.

         The Company settled the FTC lawsuit on July 28, 1998. Pursuant to the settlement, the U.S. District Court entered a Stipulated Final Judgment and Order for Injunction that, among other things, permanently barred the Company and Mr. Lewis from engaging directly or indirectly, in the business of credit card registration or promotion.

         TRACKER CANADA BANKRUPTCY; CESSATION OF OPERATIONS

         The FTC lawsuit and the cessation of the credit card registration service had a negative effect on the financial condition of the Company and Tracker Canada. On January 27, 1998, Tracker Canada filed a notice with the Ontario Courts declaring its insolvency and seeking the appointment of a bankruptcy trustee to liquidate its assets and dissolve the corporation. The liquidation and dissolution occurred in February 1998.

         GLOBAL TRACKER

         On February 10, 1998, the Global Tracker Corporation ("Global Tracker"), a newly formed Ontario, Canada corporation, acquired substantially all of Tracker Canada's assets at arm's length in a bankruptcy proceeding. Shortly thereafter, Global Tracker entered into an agreement in principle with the Company which permitted the Company to use personnel retained by Global Tracker and assets formerly owned or leased by Tracker Canada to continue the business formerly conducted by Tracker Canada. As a result of this arrangement, Tracker U.S. continued on a limited basis the business formerly operated by Tracker Canada without a complete cessation of operations.

         Since February 26, 1998, Global Tracker has expended approximately $400,000 to support the Company's business operations. Bruce I. Lewis, the Company's Chief Executive Operator, has personally loaned Global Tracker approximately $300,000 in operating capital. Jay S. Stulberg, Global Tracker's sole shareholder, officer and director, has been nominated to join the Company as its Chief Financial Officer and Director. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Global Tracker."

         On July 30, 1998, the Company entered into a License Agreement with Global Tracker. The License Agreement grants the Company an exclusive worldwide license to commercially exploit the technology formerly owned by, and benefit from any copyrights or patents and applications therefor formerly held by, Tracker Canada. The license is for a renewable seven-year term and provides for payment of a 12% royalty on gross revenues commencing in the second year of the license.

         Contemporaneously, Global Tracker agreed in principle to enter into a General Consulting Agreement and an Equipment Rental Agreement with TCA Management, Inc. ("TCA"), a wholly-owned subsidiary of the Company. Under the proposed General Consulting Agreement, TCA provides management services, research and development and customer support. Under the proposed Equipment Rental Agreement, TCA rents office equipment, including computers, local area network, telephone system, copier, fax and furniture which it makes available to the Company.

THE PRODUCT

         THE TRACKER(TM) SYSTEM

         The Tracker(TM) System consists of an identification device and a relational database that, depending upon the application of the product, works in tandem with a scanning network and a recovery system.

         Identification Device

         The identification device consists of a label displaying a serial number that is resistant to partial destruction or defacement. The label, which attaches to an article by adhesive, thermal transfer (onto metal, plastic or nylon textile) or laser etching, contains specially encoded insignia in advanced two dimensional redundant bar code form (PDF 417 symbology). The PDF 417 symbology permits multiple repetitions of the alphanumeric number within the advanced bar code. Partial destruction or defacement of the insignia does not impair the ability of the laser scanners utilized by the Company to read the label and communicate the information to the Company's database.

         Relational Database

         The relational database is a depository maintained by the Company that indexes correlating identification information and other data entries to codes identified with the corresponding identification device. Although the Company makes substantial efforts to protect data, avoid human error and ensure system security, privacy and integrity, no system is foolproof. Any material loss of information or security breach could damage the credibility of the Company and have an adverse effect on the Company's business, operating results and financial condition.

         Scanning Network

         The Company is developing a network consisting of a series of PDF 417-capable scanners. The laser scanner reads the serial number displayed on the identification device and transmits that information to the Company's relational database. The Company intends to locate the scanners located at key points of recovery in major North American metropolitan areas such as police stations. Scanners are also utilized with the Company's inventory control and asset management systems.

         As of June 30, 1998, the Company had placed scanners in 39 police stations and other sites in Canada and 25 sites in the United States, as compared to 39 placements in Canada and 29 in the United States as of June 30, 1997. Previously, the Company entered into letters of intent that have since expired which would have permitted it to install scanners linked to the Company's network in more than 125 police and sheriff locations throughout the United States.

         Recovery System

         The recovery system is the method, after the scanner reads the identification device and transfers the data via modem to the central database, by which the Company notifies a user of an item's location and arranges for its retrieval.

         As of September 30, 1998, utilization of The Tracker(TM) System had resulted in over 400 successful recoveries. While these recoveries demonstrate the effectiveness of the system, to date the system has not generated sufficient sales volume.

STRATEGIC FOCUS

         The Company introduced The Tracker(TM) System to a limited test market in Toronto, Canada in October 1994 and began expanding service throughout Canada. The Company also began testing potential markets for The Tracker(TM) System in the United States and offering the service through diverse marketing channels such as joint promotional partners, selected retailers, telemarketers and network referral marketers.

         MARKETS

         Prior to Tracker Canada's bankruptcy, the Company's marketing efforts focused primarily on the consumer market for personal property identification and recovery. Although the Company believes the system has significant commercial potential, the marketing efforts undertaken by the Company to date have failed, have not been fully realized, or have met with only limited market acceptance.

         Initially, the Company developed a personal property security kit that it currently markets directly through its WebSite. The personal property recovery kit includes 24 possession labels, eight clothing labels and ten assorted shoe, key, luggage, and pet tags. The initial purchase is packaged as a membership service term, typically between one to three years. In addition to the personal property kit, the Company also markets the system indirectly as a value-added service offered by third parties.

         While management has conceived of many other potential applications for The Tracker(TM) System, the Company's past experience and present financial circumstances dictate a more narrowly focused strategy directed at the business market, rather than the consumer market. For the business market, the Company has developed applications for inventory control, fixed asset management and point of manufacture.

         Applications

         Inventory Control. The Company believes that The Tracker(TM) System provides an efficient method for tracking inventory and accessing related information. On July 1, 1998, the Company signed a two-year agreement with Warrantech Additive, Inc. ("Warrantech"), a wholly-owned subsidiary of Warrantech Automotive, Inc., to provide personal property identification labels and global recovery services to automobile dealers participating in Warrantech's vehicle service contract business. Through the labels, the Company will provide immediate access to vehicle service information contained in the Company's relational database.

         Fixed Asset Management. The Company also believes that The Tracker(TM) System can provide an efficient method for tracking and managing fixed assets. Currently, the Company is negotiating with Sony Corporation ("Sony") to provide fixed asset management services by linking labels affixed to certain of Sony's physical assets to information contained in the Company's relational database and recovery network to the Company's worldwide 24 hour recovery network. Although the Company would promote utilization of The Tracker(TM) System for fixed asset management by reference to the agreement it hopes to complete with Sony, the Company can provide no assurances that it will successfully conclude such an agreement.

         Point of Manufacture. Manufacturers of products, such as computer chips, bicycles, power tools, electronic equipment, cameras and auto parts, can use The Tracker(TM) System by laser etching or otherwise applying a serial number containing specially coded insignia directly onto or into products during the manufacturing process. The Company believes that the coded insignia adds value to a product by increasing the likelihood of recovery in the event of loss or theft and provides an additional tool for combating retail and warranty fraud. The Company anticipates that if such contracts are procured, the manufacturers will absorb the cost of laser etching either directly or indirectly (i.e. in the unit price charged to the manufacturers by the Company). Currently, however, the Company does not have a contract with any manufacturer to laser etch or otherwise apply coded insignia at the point of manufacture.

         Niches

         The Company's long-term strategy is to introduce applications of The Tracker(TM) System in select market niches and establish the system as a dominant brand-name therein. Currently, management is identifying market niches it believes will prove most responsive to the Company's initiatives. Among the niches the Company is considering are an international pet registry lost and found, a key return service and a bike registration program. In addition, the Company intends to market The Tracker(TM) System as an inventory control and fixed asset management program to Fortune 1000 companies.

         MARKETING AND DISTRIBUTION

         The Company is approaching the marketing and distribution of The Tracker(TM) System in several ways.

         Alliances, Sponsorships and Promotional Programs

         The Company hopes to establish credibility and confidence in the marketplace by, among other things, affiliations, alliances, sponsorships, and promotional programs with well recognized, stable and reputable organizations. For example, through a license agreement with the International Association of Chiefs of Police (the "IACP"), a nonprofit organization of approximately 14,000 members from the world's law enforcement community, the Company obtained IACP's endorsement of The Tracker(TM) System. Under the license agreement, the Company agreed to pay the IACP the greater of $100,000 per year or a fee of $0.20 to $0.075 per member based on the total number of members enrolled in the Company's consumer personal property management service. On October 30, 1998, the Company and IACP agreed to terminate the license agreement as a result of the Company's failure to pay the license fee. The Company hopes to reduce its financial liability to IACP, but no such settlement has yet been reached. The failure to achieve a settlement reducing the Company's financial liability to IACP could have a material adverse effect on the Company's propects.

         Second, the Company is beginning to establish promotional programs with manufacturers of consumer specialty products that have a high potential for loss. In May 1997, the Company entered into an agreement with Schwinn Cycling & Fitness Inc. ("Schwinn"), a United States manufacturer of quality bicycles and accessories. In July 1998, Schwinn placed an additional order for 35,000 Tracker labels to be combined with bicycle locks Schwinn is manufacturing in Taiwan.

         Third, the Company intends to approach affinity groups, such as charities and police benevolent societies, to market Tracker labels as promotional incentives.

         Fourth, the Company intends to explore the feasibility to establishing an international pet registry marketed through veterinarians, animal shelters and humane societies.

         Previously the Company also entered into agreements with Samsonite Canada, Inc. to affix Tracker tags to its merchandise at the Company's expense as a promotion, and with Sony of Canada, Inc. to resell the Company's tags through retail stores in Canada. To date, neither program has been successful. While the Company is in current discussions with Samsonite, the Sony of Canada agreement has been terminated.

         The Company also entered into agreements with Liberty Health, a division of Liberty Insurance Company, to provide its travel insurance customers with the added protection of The Tracker (TM) System, and with Merchant Partners Limited Partnership to introduce The Tracker(TM) System with certain retailers, including Montgomery Ward and ValuVision. To date, the Company has yielded no material benefit from either agreements.

         Direct Marketing

         The Company also intends to build on its success in procuring contracts with Warrantech and Sony Corporation through direct marketing of The Tracker(TM) System as an inventory and asset management program for Fortune 1000 companies. Recently, the Company retained a marketing executive as a full-time employee to spearhead this initiative.

         Material Backlogs; Commissions

         The Company has no material backlog of orders because the Company fills orders as received out of existing inventory.

         The Company has granted, and may grant in the future, commissions and other payments in connection with the distribution of its products. Although such arrangements generally call for commissions or other payments only out of sales actually made, certain arrangements call for certain guaranteed payments.

INTERNATIONAL OPERATIONS

         The Company has operations in Canada and the United States. International operations are subject to inherent risks, including unexpected changes in regulatory requirements, currency exchange rates, tariffs and other barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences. There can be no assurance that these factors will not have a material impact on the Company's or its exclusive agent's ability to market its products and services on an international basis.

         In 1997, the Company signed an exclusive license agreement with Executive Trading Ltd. for the sale of the Company's products in Germany, Switzerland and Austria. To date, the Company has realized no revenue as a result of this Agreement and has not received the license fee required for the licensee to maintain its exclusivity for the territory.

         The Company does not engage in any hedging contracts because it receives the majority of its cash flows in United States dollars.

KEY SUPPLIERS

         The Company's ability to market and sell The Tracker(TM) System depends in part on its ability to procure necessary equipment, supplies and services. These agreements or understandings tend to be informal, may be difficult to enforce, and may be subject to termination. Accordingly, there can be no assurance that equipment, supplies or services will be available when needed by the Company or on terms favorable to the Company. Any unavailability of such equipment, supplies or services on terms favorable to the Company could prevent or delay the development, marketing, sale, operation and effectiveness of the Company's products and could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company procures scanning equipment from Symbol Technologies, Inc. ("Symbol"). Symbol's PDF 417 is an advanced two-dimensional stacked symbology. In 1992, Symbol introduced the PDF 1000 laser scanner, the first laser scanner to read two-dimensional bar code. The PDF 1000 laser scanner scans 30 times faster than conventional scanners, decodes in a rastering pattern across and down the PDF 417 symbol, reads both PDF 417 (two-dimensional codes) and linear bar codes (one-dimensional codes), and is able to read poorly printed or damaged codes that have been defaced up to 60%. The Company has a preliminary understanding with Symbol whereby, subject to certain minimum annual purchase requirements, the Company was granted the exclusive right to use, for personal property identification and recovery purposes, Symbol's PDF 1000 laser scanners in Canada, the United States and Europe. Pursuant to its original understanding with Symbol, the Company was required to purchase specified numbers and dollar amounts of laser scanners during each of calendar years 1994 through 1997 in order to maintain its exclusive right. The Company did not meet its minimum commitment level for any of these years. If the Company is unable to continue its relationship with Symbol, the Company believes that comparable scanning equipment will be available from other sources. However, there can be no assurance that the Company will be able to procure scanning equipment form Symbol or another manufacturer after such time.

COMPETITION

         Although the Company believes that The Tracker(TM) System differs significantly from those offered by other firms, the Company faces competition from alternative personal property identification methods, such as tracking by serial number or by the personal property owner's imprinted name and address or from conventional forms of insurance that reimburse consumers for lost items. Most of these firms have substantially greater financial, technical, marketing and management resources than the Company. The Company does not believe that any single company commands significant market share. The successful introduction of such services by this or any other competitors, or the introduction by competitors of ineffective systems that damage the credibility of the Company's industry as a whole, may have a material adverse effect on the Company's business, operating results and financial condition. Moreover, the entry of new competitors could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully with existing or new competitors in the personal property identification and recovery business. There can be no assurance that the Company will be able to compete successfully.

INTELLECTUAL PROPERTY PROTECTION AND INFRINGEMENT

         The Company's success will depend, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company will rely on a combination of trade secret laws, nondisclosure and other contractual agreements, and technical measures to protect the confidential information, know-how and proprietary rights relating to its personal property identification and recovery system.

         The Company has filed an international patent application pursuant to the Patent Cooperation Treaty for The Tracker(TM) System. There can be no assurance, however, that this will mature into an issued patent or that any patent obtained or licensed by the Company will be held valid and enforceable if asserted by the Company against another party. In addition, the above protections may not preclude competitors from developing a personal property identification and recovery system that is competitive with the Company's system.

         The Company does not believe that its products and other confidential and proprietary rights infringe upon the proprietary rights of third parties. One patent infringement claim has been filed against the Company, however. See "Item 3. Legal Proceedings." In addition, there can be no assurance that third parties will not assert infringement claims against the Company in the future. The successful assertion of such claims would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company has no registered trademarks or service marks, nor any active trademark or service mark applications pending with the U.S. Patent and Trademark Office or with other regulatory authorities.

CAPITAL REQUIREMENTS

                  The Company anticipates that it will require additional capital in order to implement its business plan. In addition, the Company will require additional capital to satisfy the claims of its major creditors. If the Company is unable to settle these claims for substantially less than what its major creditors demand, the Company will consider filing for bankruptcy protection under U.S. bankruptcy laws.

         During the upcoming 12 months, the Company plans to seek additional equity financing to conduct such activities, as it is anticipated cash flows from revenues will not be sufficient to fund the business plan until January 2001. In addition, there can be no assurance that cash flows from revenues will be sufficient to fund the business plan in the timeframe anticipated by the Company, if at all. Although no assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all, management believes it is likely that the Company will be able to obtain sufficient funding to support its operations. For a complete discussion on capital requirements, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Capital Requirements."

EMPLOYEES

         As of September 30, 1998, the Company, through contractual arrangements with Global Tracker, employed a total of 12 persons, including one in management, four in administration and accounting, three in operations (one of whom is part-time), three in sales and marketing and one in information systems. The Company's future success will depend in large part on its ability to attract, train and retain highly skilled and qualified personnel. There can be no assurance that the Company will be successful in attracting, training and retaining such personnel.

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


                               ITEM 2. PROPERTIES

         The Company currently subleases from Global Tracker approximately 1,400 square feet of office premises in Toronto on a month to month basis at a rate of $1,870 per month. Under the sublease, the Company may withhold rent payments to Global Tracker for the lesser of up to six (6) consecutive months, or such earlier date as the parties may terminate the sublease. Lease payments due and unpaid accrue interest at the rate of ten percent (10%) per annum.

         On or about December 1, 1998, the Company will vacate its existing premises and occupy approximately 5,000 square feet of office premises in Toronto leased by Global Tracker for the Company on the same terms and conditions at a rate of $3,000 per month. The Company does not anticipate any difficulty in securing adequate new space in the event Global Tracker terminates the sublease. The Company believes that suitable additional space will be available as needed if future expansion is required.


                            ITEM 3. LEGAL PROCEEDINGS

         The Company, along with Symbol Technologies, Inc. ("Symbol"), filed by Datastrip (IOM) Limited ("Datastrip") is the subject of a lawsuit filed in the United States District Court for the District of Delaware. Datastrip alleges that the Company is infringing on Datastrip's U.S. Patent No. 4,782,221, relating to certain data-encoding technology allegedly developed by Datastrip and that Symbol is inducing infringement of the patent. The complaint seeks injunctive relief and unspecified damages. The Company and Symbol believe, based on advice of Symbol's counsel, that they have no liability to Datastrip and that the claim is frivolous and without merit. Symbol, the supplier of automated card readers to the Company, has agreed to vigorously defend itself and the Company against Datastrip's claim. Symbol, however, has not agreed to indemnify the Company from any losses that may result from this claim.

         In August 1998, the Company received a letter from the Securities and Exchange Commission (the "Commission") to advise the Company that it reserves the right to bring an enforcement action against the Company for failure to fulfill its reporting obligations under the Securities Exchange Act of 1934. The Company has advised the Commission that the Company is making every effort to bring current its required periodic and current reports in a timely manner.

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


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         During the fourth quarter of the fiscal year ended March 31, 1998, no matters were submitted to a vote of the security holders of the Company.



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

         The following table sets forth, for the periods indicated, the high and low bid quotations for the Company's Common Stock as reported by the National Quotation Bureau, Inc. or

Bloomberg L.P. These quotations reflect inter-dealer prices, without adjustments for retail markups, markdowns or commissions, and do not represent actual transactions.


Quarter Ended                          High                       Low
-------------                          ----                       ---
June 30, 1996                        $0.8750                     $0.0625
September 30, 1996                   $0.2200                     $0.0625
December 31, 1996                    $0.2200                     $0.0625
March 31, 1997                       $0.2500                     $0.0625
June 30, 1997                        $0.1415                     $0.0625
September 30, 1997                   $0.3700                     $0.1300
December 31, 1997                    $0.2100                     $0.0450
March 31, 1998                       $0.0725                     $0.0130
June 30, 1998                        $0.1150                     $0.0150


         On September 29, 1998, the high and low bid quotations for the Company's Common Stock on the OTC Bulletin Board were $0.0750 and $0.0750, respectively. As of September 30, 1998, there were 22,340,628 shares of Common Stock outstanding held by approximately 450 holders of record, including broker-dealers and clearing corporations holding common shares on behalf of their customers.

         The Company has never paid any cash dividends on its Common Stock and does not intend to pay any cash dividends in the foreseeable future. Future earnings, if any, will be retained to fund the development and growth of the Company's business.



                      ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


         The selected consolidated financial data for the Company presented below should be read in conjunction with the detailed information and financial statements appearing elsewhere in this Report. The selected consolidated financial data at March 31, 1994, 1995, 1996 and 1997 and for the years ended March 31, 1995, 1996 and 1997 and the period from inception at May 6, 1993 through March 31, 1994 have been derived from the audited consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants, after giving effect to reclassifications made to reflect discontinued operations occurring in fiscal 1998. The selected consolidated financial data at March 31, 1998 and for the year ended March 31, 1998 have been derived from the audited consolidated financial statements of the Company which have been audited by Hirsch, Silberstein & Subelsky, P.C., independent accountants.

         For accounting and financial reporting purposes, the Reorganization with Tracker Canada is being treated as an issuance of shares by Tracker Canada. Thus, pro forma information is not presented as the Reorganization was not a business combination. The historical consolidated financial statements prior to July 12, 1994 are those of Tracker Canada. Tracker Canada was organized on May 6, 1993. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Reorganization" and Note 1 of Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS    Inception        Fiscal Year      Fiscal Year         Fiscal Year       Fiscal Year
                                       (5/6/93) to          Ended            Ended               Ended             Ended
                                      March 31, 1994   March 31, 1995    March 31, 1996     March 31, 1997(1)   March 31, 1998
Revenues                              $        --        $    10,187        $   106,522        $   138,462        $    51,551
Loss from continuing operations        (2,043,425)        (5,068,583)        (6,090,730)          (163,483)          (152,517)
Gain (loss) from discontinuing
operations                                     --                 --                 --         (3,544,595)            62,050
Net Income (Loss) per share of
common stock                                 0.38               0.71               0.57               0.22              0.004


CONSOLIDATED BALANCE SHEET DATA      March 31, 1994     March 31, 1995     March 31, 1996     March 31, 1997     March 31, 1998
Total assets                          $ 2,675,527        $ 1,669,452        $ 1,193,742        $ 4,238,345        $ 1,476,814
Total current liabilities                 275,527          1,446,543          2,393,631          6,026,589          3,275,560(2)
Long-term debt                                 --                 --                 --            613,131            412,846
Stockholders' equity (deficit)          2,399,867            222,909         (1,378,742)        (2,401,375)        (2,211,591)
Working capital                         2,195,349           (444,686)        (1,728,529)        (2,583,835)        (2,087,861)

(1) After giving effect to certain reclassifications made to reflect discontinued operations that occurred in 1998.

(2) Included in total current liabilities for March 31, 1998 are $475,790 of convertible subordinated debentures and $1,798,727 of current deferred revenues (as compared with $590,746 of convertible subordinated debentures and $4,509,401 of current deferred revenues for March 31, 1997, $1,460,000 of convertible subordinated debentures and $115,241 of current deferred revenues for March 31, 1996 and $0 of convertible subordinated debentures and $10,998 of deferred revenues for March 31, 1995).

         As of March 31, 1998, the Company is in default in the payment of interest to its convertible subordinated debentureholders in the aggregate amount of $475,790. The Company has contacted all convertible subordinated debentureholders by written correspondence and asked that they forebear from any collection action.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Company believes that the information contained in this Report which does not constitute historical facts constitutes "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such forward-looking statements involve important risks and uncertainties, including but not limited to: the risk that the Company may not be able to successfully market, sell and operate its personal property identification and recovery system; the risk that the Company may be unable to obtain additional financing or raise additional capital when needed and in amounts and on terms favorable to the Company; the risk that the Company will not be able to continue to implement operational, financial and accounting systems, to attract and retain highly qualified personnel to manage the future growth of the Company, and to expand, train and manage its employee base; the risk that the Company may not be able to procure the necessary scanning equipment, labels, courier services and scanning locations when needed and on terms favorable to the Company; the risk that the Company's intellectual property protection may not preclude competitors from developing a personal property identification and recovery system that is competitive with the Company's system; the risk of an adverse result in a patent infringement case pending against the Company and the risk that third parties may assert infringement claims against the Company in the future; the risk that the Company may not be able to compete with existing or new competitors; the risks inherent in international operations; and other risks detailed in this Report and in the Company's other filings with the Securities and Exchange Commission.

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

OVERVIEW

         Prior to the Reorganization effective July 12, 1994, Tracker U.S. (then Ultra Capital Corp.) had been inactive for the preceding several years and had conducted no significant operations or activities. Tracker Canada, which originated the present line of business, The Tracker(TM) System, had its inception on May 6, 1993. During the period from inception to September 30, 1994, the Company was engaged in organizational efforts, including the hiring of technical and management personnel. During that time, the Company focused on the research and development of advanced bar code and laser scanning technology, entered into agreements or understandings with key suppliers, prepared the business and marketing plan, programmed the software and filed for patent and trademark protection in certain jurisdictions. The Company has been in the development stage since its formation.

         The Company launched The Tracker(TM) System in a limited test market in Toronto, Canada in October 1994 and began expanding service throughout Canada. The Company also began to test potential markets for The Tracker(TM) System in the United States and to offer the service through diverse marketing channels such as joint promotional partners, selected retailers, telemarketers and network referral marketers. Through the fiscal year ended March 31, 1998, these efforts were in the incipient stage, had failed or met with only limited market acceptance.

         In September 1997, the U.S. Federal Trade Commission filed a lawsuit against the Company in federal district court. The complaint alleged that the Company's credit card registration service had violated Section 5 of the Federal Trade Commission Act and the FTC Trade Regulator Telemarketing Sales Rule in telemarketing credit card protection services in the United States. The FTC obtained a temporary restraining order halting the further sale of credit card registration services and an injunction freezing the Company's assets. Although the federal district court lifted the TRO, permitting the credit card registration service to resume, upon completing an internal investigation, the Company elected to discontinue credit card registration service operations.

         The Company settled the FTC lawsuit on July 28, 1998. Pursuant to the settlement, the U.S. District Court entered a Stipulated Final Judgment and Order for Injunction that, among other things, permanently barred the Company and its chief executive officer, Bruce I. Lewis, from engaging directly or indirectly, in the business of credit card registration or promotion.

         The FTC lawsuit and the cessation of the credit card registration service had a negative effect on the financial condition of the Company and Tracker Canada. On February 5, 1998, Tracker Canada filed a notice with the Ontario Courts declaring its insolvency and seeking the appointment of a bankruptcy trustee to liquidate its assets and dissolve the corporation. The liquidation and dissolution occurred in February 1998.

         On February 26, 1998, the Global Tracker Corporation ("Global Tracker"), a newly formed Ontario, Canada corporation acquired substantially all of Tracker Canada's assets at arm's length in a bankruptcy proceeding. Shortly thereafter, Global Tracker entered into an agreement in principle with the Company which permitted the Company to use personnel retained by Global Tracker and assets formerly owned or leased by Tracker Canada to continue the business formerly conducted by Tracker Canada. As a result of this arrangement, Tracker U.S. has continued on a limited basis the business formerly operated by Tracker Canada without a complete cessation of operations.

         The Company continues to believe that The Tracker(TM) System has significant commercial potential. However, there can be no assurance that sales made by the Company will be at volumes and prices sufficient for the Company to achieve profitable operations.

         The Company has been unprofitable since inception. During the fiscal year ended March 31, 1998, the Company incurred a net loss of $90,467 from continuing operations (net of a $62,050 gain from discontinued operations) and, at the end of such period, had an accumulated deficit of $17,001,283. The Company expects to continue to incur losses through at least the 4th quarter of fiscal 2000. From the date of inception (May 6, 1993) through March 31, 1998, the Company had realized revenues of $11,107,615 (including discontinued operations of $10,800,893). The Company will require additional capital in order to implement its business plan in the manner contemplated. See "Capital Requirements" below. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, or at all, or that the Company will be able to achieve profitable operations. If the Company is unable to obtain such financing or achieve profitable operations, it may be forced to cease or significantly limit its operations.

         Historical financial information prior to the Reorganization effective July 12, 1994 is that of Tracker Canada. Revenue for Company services is recognized on a straight-line basis over the term of service offered. Amounts received for which service has not yet been provided are recorded as deferred revenue. As of March 31, 1998, the amount of deferred revenue (current and long term) was $412,846 compared with $613,131 as of March 31, 1997.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

         Cash sales for the fiscal year ended March 31, 1998 decreased to $5,731,777 ($5,680,226 from discontinued operations) as compared to $7,977,881 ($7,671,160 from discontinued operations) for the fiscal year ended March 31, 1997. Because the Company recognized these cash sales on a straight-line basis over the term of service offered, recorded revenues for the fiscal year ended March 31, 1998 increased to $8,642,737 as compared to $2,348,169 for the fiscal year ended March 31, 1997. The increase in revenues during the year was due primarily to the Company's emphasis on its now discontinued credit card registration service and a reduction in resources applied to its core business.

                           MARCH 31, 1998               MARCH 31, 1997
                           --------------               --------------

                     Continuing   Discontinued       Continuing  Discontinued
                     operations     operations       operations    operations

Cash Sales              $51,551     $5,680,226         $138,462    $7,839,419
Revenue                 $51,551     $8,591,186         $138,462    $2,209,707
Net Income (loss)    ($152,517)        $62,050       ($163,483)  ($3,544,595)

         During the fiscal year ended March 31, 1998, the Company incurred a net loss of $152,517 as compared to a net loss of $163,483 for the fiscal year ended March 31, 1997. These losses included total development costs in the amount of $183,408 for the fiscal year ended March 31, 1998 as compared to $266,570 for the fiscal year ended March 31, 1997.

         The Company is continuing in its efforts to minimize its operating cash "burn" rate from continuing operations and has reduced its expenditures by an additional 31% when comparing the fiscal year ended March 31, 1998 to the fiscal year ended March 31, 1997 The largest reduction in expenditures when comparing the fiscal year ended March 31, 1998 to the fiscal year ended March 31, 1997 can be noted in the General and Administrative category of Development Costs as the Company primarily focused on reducing expenditures in the rent and public relations areas.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

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

LIQUIDITY AND CAPITAL RESOURCES

         From inception at May 6, 1993 through March 31, 1998, the Company has received approximately $10,209,923 in net cash from financing activities, net of discontinued operations, some of which are noted below.

         During the year ended March 31, 1998, the Company's net cash used in operations was $505,244 as compared to $465,828 for the year ended March 31, 1997. The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, labels, packaging, marketing and advertising.

                  As of March 31, 1998, the Company had total current assets of $1,187,699 as compared to $3,442,754 at March 31, 1997. Current assets consisted of cash in the amount of $NIL as of March 31, 1998 as compared to $105,213 at March 31, 1997, accounts receivable in the amount of $NIL as compared to $133,613 at March 31, 1997, prepaid expenses and deposits in the amount of $NIL as compared to $359,526 at March 31, 1997, inventories in the amount of $NIL as compared to $24,338 at March 31, 1997, and current deferred charges in the amount of $1,187,699 as compared to $2,820,064 at March 31, 1997. The decrease in current assets resulted from the liquidation of Tracker Canada's assets in February 1998. See "Overview" above.

         As of March 31, 1998, the Company had amount due from stockholders in the amount of $14,072 as compared to $61,487 at March 31, 1997, long-term deferred charges totaling $275,043 as compared to $315,837 at March 31, 1997, and net property and equipment totaling $NIL as compared to $418,267 at March 31, 1997. The decrease in net property and equipment also resulted from the Tracker Canada liquidation since Tracker Canada held those assets.

         As of March 31, 1998, the Company had liabilities net of discontinued operations of $3,275,560 as compared to $6,026,589 at March 31, 1997. Such liabilities consisted of accounts payable in the amount of $440,835 at March 31, 1998 as compared to $468,764 at March 31, 1997, accrued liabilities in the amount of $528,399 as compared to $373,687 at March 31, 1997, deferred revenues in the amount of $1,798,727 as compared to $4,509,401 at March 31, 1997, debentures in the amount of $31,809 as compared to $83,991 at March 31, 1997, and convertible subordinated debentures in the amount of $475,790 as compared to $590,746 at March 31, 1997. The Company had long-term deferred revenues in the amount of $412,846 at March 31, 1998 as compared to $613,131 at March 31, 1997.

         As of March 31, 1998 and March 31, 1997, respectively, the Company had accumulated deficits of $17,001,283 and $16,910,816. To date, the Company has financed its research and development activities and operations primarily through the sales of its now-discontinued card registration program and the private placement of First Series Convertible Debentures aggregating $1,000,000 from July to October 1995, the private placement of Second Series Convertible Debentures aggregating $1,189,529 through March 1996, the sale of a total of 1,810,000 shares of Common Stock in private placements, and the sale by Tracker U.S. pursuant to Regulation S under the Securities Act of 1,050 shares of Preferred Stock for $1,050,000 during April, May and August 1996.

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

         The Company decided to writedown its short-term investment, recorded at the Company's original cost of $221,190 (CDN$1.04 per share), in 288,462 shares of Stratcomm Media Ltd. ("Stratcomm") to $0 in 1997 as the shares have been delisted from the Vancouver Stock Exchange.

CAPITAL REQUIREMENTS

         The Company anticipates that it will require additional capital in order to implement its business plan in the manner contemplated. In addition, the Company will require additional capital to satisfy the claims of its major creditors. If the Company is unable to settle these claims for substantially less than that demanded by its major creditors, the Company will consider filing for bankruptcy protection under U.S. bankruptcy laws.

         During the upcoming twelve months, the Company plans to seek additional equity financing to conduct such activities as it is anticipated that additional capital will be needed to enhance current cash flows. Management is attempting to obtain additional equity funding. Although no assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all, management believes it is likely that the Company will be able to obtain sufficient funding to support its operations and its planned marketing and advertising campaign during the next twelve months. However, if the Company does not receive sufficient funding on acceptable terms, this could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, the report of independent accountants covering the Company's financial statements expressed doubt about its ability to continue as a going concern because it is a development stage company and has not yet been able to attract significant outside financing or generate significant revenues. Failure to obtain sufficient funding on acceptable terms could affect the Company's ability to continue as a going concern.

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

INFLATION; SEASONABLITY

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

YEAR 2000 COMPLIANCE REQUIREMENTS

         The Company uses PC hardware equipment and both packaged and proprietary software in the operations of its business. The Company has performed an initial evaluation to assess the impact of year 2000 issues on all software and hardware. It has determined that all existing hardware equipment is year 2000 compliant, except for certain equipment scheduled to be retired. The Company uses various packaged software applications as tools in running the Company's accounting operations, database management and general business functions. It uses certain proprietary software programs as tools to run The Tracker(TM) System. Management plans to implement any necessary software vender upgrades and modifications to ensure that its accounting operations, database management and general business systems remain functional with the year 2000. The Company's proprietary software programs were developed on year 2000 compliant platforms; however, some user screens and sub-routines utilized in its proprietary software programs are non-year 2000 compliant. The Company is not dependent upon computer systems of any significant customers, vendor or other third parties in the course of normal business. At present, management does not expect that the software upgrade, replacement or development costs it expects to incur to assure year 2000 compliance will exceed $20,000 (U.S.) in the aggregate. The Company has not yet established a contingency plan, but intends to formulate one to address unavoidable risks by July 1999.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Pursuant to Item 305(e) of Regulation S-K, this Item is not applicable to the Company.



                  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The Company's consolidated financial statements for the year ended March 31, 1998 are included beginning at page 45.



    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


         On June 15, 1998, PricewaterhouseCoopers LLP, the Company's independent accountant, declined to stand for re-election as the Company's independent accountant for the fiscal year ended March 31, 1998. During the past two years, there were no financial statements of the Company issued by PricewaterhouseCoopers LLP that contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except that their reports on the financial statements as of and for each of the years ended March 31, 1997 and 1996 included an explanatory paragraph expressing doubt as to the Company's ability to continue as a going concern. The decision to change accountants was not recommended or approved by any committee of the Board of Directors, or by the Board of Directors. Additionally, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         On August 18, 1998, the company retained Hirsch, Silberstein & Subelsky, P.C. as the Company's independent accountants to audit its financial statements at, and for the year ended, March 31, 1998.



                                        PART III


                ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


         The following table sets forth certain information with respect to the Company's executive officers and directors as of September 30, 1998:

NAME                      AGE                    POSITION
------------------------- ---- -------------------------------------------------

Bruce I. Lewis            58   Chief Executive Officer, President and Chairman
                               of the Board of Directors

Jay S. Stulberg*          48   Chief Financial Officer and Director

Dr. H. Joseph Greenberg*  76   Director

Carl J. Corcoran*         61   Director

David G.R. Butler*        62   Director

------------------------
*Nominee.

         BRUCE I. LEWIS has been the Chairman of the Board of Directors and Chief Executive Officer of Tracker U.S. since June 30, 1994, as President of Tracker U.S. since August 12, 1995. For the period from 1980 through May 1990, Mr. Lewis was President and a Director of Albert Berg Limited and its subsidiaries. Albert Berg was petitioned into bankruptcy by its creditors in May 1990. From June 1988 to August 1990, he served as the Chief Executive Officer of Cape Breton Chemical Corporation, a start-up PVC flexible stretch wrap manufacturer. From May 1990 through May 1993, Mr. Lewis was also a consultant to various companies in the areas of management and acquisition financing. From May 1993 until its dissolution in February 1998, Mr. Lewis served as the Chief Executive Officer and Chairman of the Board of Directors of Tracker Canada. From November 1997 to date, Mr. Lewis has served as interim Chief Financial Officer.

         JAY S. STULBERG has been nominated to serve as Chief Financial Officer of the Company and as a Director of the Company for the term expiring at the 2001 annual meeting of stockholders. Since February 1998, Mr. Stulberg has been the sole shareholder, director and officer of Global Tracker Corp., an Ontario, Canada corporation. Since approximately 1984, Mr. Stulberg has served on the Board of Directors of two privately held family holding companies. From 1992 to 1994, Mr. Stulberg served as the Public Controller (i.e., the Canadian equivalent of Chief Financial Officer) of Enershare Technology Corp. From 1994 to mid-1996, Mr. Stulberg served as the Group Controller of Algorithmics, Inc.

         H. JOSEPH GREENBERG has been nominated to serve as a Director of the Company for a term expiring at the 1999 annual meeting of stockholders. Dr. Greenberg has engaged in the practice of medicine since his graduation from medical school in 1952. He has been a director of Genevest, Inc. since 1993.

         CARL J. CORCORAN has been nominated to serve as a Director of the Company for a term expiring at the 2000 annual meeting of stockholders. Mr. Corcoran was employed by IBM Corporation in various capacities from 1951 to 1988, including General Manager of Operations of IBM Japan and President of IBM Canada. Mr. Corcoran is currently an officer and director of several family-held businesses, including Corcair Farms, Ltd., CorProperties, Inc., Cor Source Water Corporation, Corcorvest Corporation and CJC Bottling, Ltd. He is also a director of the Accessible Software Corporation, a publicly traded corporation, and A.A.B. Building Systems, Inc., a private company.

         DAVID G. R. BUTLER has been nominated to serve as Director for a term expiring at the 2001 annual meeting of stockholders. Mr. Butler is the chief executive officer and sole shareholder of Holiday Breaks International, Inc., which offers stay-free hotel accommodations to companies as sales and marketing incentives; MF Incentives, Inc., which offers travel coupons as sales incentives for manufacturers' products; and Newfound Communications, Inc., which offers premium incentive promotions. From 1978 until its sale in 1994, Mr. Butler was the sole shareholder and chief executive officer of Marshall Fenn Limited, a public relations and advertising agency. At Marshall Fenn, Mr. Butler established several affiliated enterprises referred to as the Marshall Fenn Group of Companies, including Holiday Breaks International, Inc., MF Incentives, Inc., and Newfound Communications, Inc.

CLASSIFICATION OF BOARD OF DIRECTORS

         Tracker U.S.'s Certificate of Incorporation and Bylaws provide that the Board of Directors is divided into three classes of directors, with the classes to be as nearly equal in number as possible. The Certificate of Incorporation and Bylaws provide that approximately one-third of the directors of Tracker U.S. will continue to serve until the 1999 annual meeting of stockholders, approximately one-third will continue to serve until the 2000 annual meeting of stockholders, and approximately one-third will continue to serve until the 2001 annual meeting of stockholders.

         The classification of the Board of Directors would make it more difficult for stockholders to change the composition of the Board of Directors and could discourage a third party from attempting to obtain control of Tracker U.S.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Executive Committee will be comprised of Messrs. Lewis and Stulberg. The Audit Committee, which will be comprised of Messrs. Butler and Stulberg, is responsible for: (i) reviewing and recommending the engagement each year of the Company's independent auditors; (ii) consulting with the independent auditors on the adequacy of the Company's internal controls; (iii) reviewing, with the independent auditors, the auditors' reports on the Company's financial statements; and (iv) taking such other steps as the Audit Committee deems necessary to carry out the normal functions of an audit committee. The Ethics Committee will be comprised of Mr. Corcoran (Chairman) and Dr. Greenberg. The Compensation Committee, which will be comprised of Messrs. Butler (Chairman) and Corcoran, is responsible for: (i) determining the compensation of the Company's senior officers; (ii) reviewing recommendations by management as to the compensation of other officers and key personnel; and (iii) reviewing management's succession program. Further, the Compensation Committee administers the Company's 1994 Stock Incentive Plan (the "1994 Plan").

SECTION 16A BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. Accordingly, its directors, officers and 10% beneficial owners are not required to file reports pursuant to Section 16(a) of the Exchange Act.

                            ITEM 11. EXECUTIVE COMPENSATION


COMPENSATION OF DIRECTORS

         Non-employee directors are paid $500 for attendance at each meeting of the Board of Directors or a committee meeting and an annual retainer of $10,000. In addition, non-employee directors are eligible to receive options to purchase shares of the Company's Common Stock. See "EXECUTIVE COMPENSATION - 1994 Stock Incentive Plan Stock Options for Non-employee Directors."

COMPENSATION OF NAMED EXECUTIVE OFFICERS

         The following table provides certain information concerning the compensation earned by the Company's Chief Executive Officer and to the other then-executive officer who received compensation in excess of $100,000 for services rendered in all capacities to the Company for fiscal 1998 (the "Named Executive Officers").

                               SUMMARY COMPENSATION TABLE


                                                                          Long-Term Compensation
                                                                  --------------------------------------
                                         Annual Compensation               Awards            Payouts
                                 -------------------------------- --------------------------------------
                                                        Other      Restricted   Securities
                                                        Annual       Stock     Under-Lying      LTIP      All Other
    Name and then-                Salary    Bonus    Compensation   Award(s)   Options/SARs    Payouts   Compensation
  Principal Position      Year      ($)       ($)         ($)           ($)         (#)          ($)          ($)
------------------------- ------ --------- --------- ------------- ---------- -------------- ----------- -------------
BRUCE I. LEWIS, CEO &      1998   175,000
President(1)
------------------------- ------ --------- --------- ------------- ---------- -------------- ----------- -------------
                           1997   175,000
------------------------- ------ --------- --------- ------------- ---------- -------------- ----------- -------------
                           1996   175,000
------------------------- ------ --------- --------- ------------- ---------- -------------- ----------- -------------
MARK J. GERTZBEIN, CFO     1998   175,000
& Exec. Vice
President(2)
------------------------- ------ --------- --------- ------------- ---------- -------------- ----------- -------------
                           1997    80,200
------------------------- ------ --------- --------- ------------- ---------- -------------- ----------- -------------
                           1996   175,000                           413,437
------------------------- ------ --------- --------- ------------- ---------- -------------- ----------- -------------

(1) Other annual compensation for Mr. Lewis for fiscal year 1998 was $NIL in medical insurance premiums and $10,000 in automobile allowance; other annual compensation for fiscal year 1997 was $NIL in medical insurance premiums and $10,000 in automobile allowance; and other annual compensation for fiscal year 1996 was $NIL in medical insurance premiums and $10,000 in automobile allowance.


(2) Mr. Gertzbein served as Chief Financial Officer and Executive Vice President from 1994 to November 1997 when he resigned his positions. Other annual compensation for Mr. Gertzbein for fiscal year 1998 was $NIL in medical insurance premiums and $10,000 in automobile allowance; other annual compensation for fiscal year 1997 was $NIL in medical insurance premiums and $10,000 in automobile allowance; and other annual compensation for fiscal year 1996 was $NIL in medical insurance premiums and $10,000 in automobile allowance.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL

         On September 24, 1996, the Company entered into an employment agreement with Mr. Lewis, pursuant to which Mr. Lewis serves as President, Chief Executive Officer and Chief Operating Officer of the Company. The agreement provides for an annual base salary of $175,000, with increases of $37,500 each year based upon certain performance criteria beginning

April 1, 1997, a maximum automobile allowance of $10,000 and eligibility for discretionary bonuses.

         The agreement for Mr. Lewis has an initial term of three years with one year renewal terms thereafter, and provides for the payment of a relocation allowance equal to the lesser of the actual relocation expenses or $25,000 per each occurrence. The agreement provides that Mr. Lewis is entitled to participate in any stock option, stock purchase, annual bonus, pension, profit sharing, life insurance and medical benefit plans and such other fringe benefits that may be applicable to the Company's senior executive employees.

         If Mr. Lewis' employment is terminated by the Company for cause (as defined in the employment agreement) or by Mr. Lewis for any reason (other than for good reason (also as defined)), Mr. Lewis will be entitled to his compensation through the date of termination. If, prior to a change of control of the Company (as defined), employment is terminated due to Mr. Lewis' death or disability, by the Company other than for cause or by Mr. Lewis for good reason, Mr. Lewis would be entitled to receive all compensation through the date of termination, plus the continuation of base salary for the greater of one year or the remainder of the term of the agreement. In addition, the Company will maintain for Mr. Lewis for 12 months, or, if earlier, through the date he obtains alternative employment, his participation in the employee benefit plans of the Company in which he was eligible to participate immediately before termination, to the extent permissible under such plans. Mr. Lewis (or his legal representative) also will have the right to exercise all vested stock options outstanding at the termination date in accordance with the plans governing those options. The Company will use its best efforts to remove the restrictions from any restricted stock held by Mr. Lewis at termination. If Mr. Lewis' employment is terminated after a change of control, either by the executive for good reason or by the Company without cause, he will receive all the benefits he would have received for such a termination prior to a change of control, and all unvested stock options held by him shall become immediately fully vested. Payments made in conjunction with a change of control are limited to an amount that will not result in either a loss of the income tax deduction of the Company under Internal Revenue Code Section 280G or an excise tax under Code Section 4999.

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

1994 STOCK INCENTIVE PLAN

         GENERAL. On June 30, 1994, the stockholders approved the 1994 Stock Incentive Plan and on November 1, 1995 and August 22, 1997, the stockholders approved certain amendments to the 1994 Stock Incentive Plan (collectively, the "1994 Plan"). The 1994 Plan is intended to enable Tracker U.S. to attract, retain and motivate officers, other key employees and non-employee directors of and consultants to Tracker U.S. and to provide such persons with incentives and rewards for superior performance more directly linked to profitability of the Company's business and increases in stockholder value. Individuals are selected for participation in the 1994 Plan by a Compensation Committee of the Board of Directors (the "Committee"). An aggregate of 6,250,000 shares of Common Stock have been reserved for issuance under the 1994 Plan, subject to adjustment in the event of a stock split, stock dividend or other change in the Common Stock or the capital structure of Tracker U.S. The total number of persons who may receive grants under the 1994 Plan is estimated by Tracker U.S. to be approximately twenty-one (21). The total number of non-employee directors who may receive grants under the 1994 Plan is estimated to be approximately four
(4). In no event shall the aggregate number of shares covered by grants and awards to any one individual participating in the 1994 Plan exceed 315,000 shares per year or 315,000 shares over the term of the 1994 Plan. Options that expire unexercised may again be issued under the 1994 Plan subject to the foregoing limitations. The 1994 Plan is administered by the Committee, which has the exclusive power to determine whether to grant, and the terms and conditions of any grant of, stock options, stock appreciation rights, performance shares, performance units, restricted shares or deferred shares to participants and to resolve all questions relating to the administration of the 1994 Plan. Members of the Committee are not eligible to receive grants or awards under the 1994 Plan other than the automatic grants to non-employee directors. See "EXECUTIVE COMPENSATION - 1994 Stock Incentive Plan - - Stock Options for Non-Employee Directors."

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

         Options are exercisable over such period as determined by the Committee, but no incentive stock option may be exercised after ten years from the date of grant. However, the option term of incentive stock options which are granted to holders of ten percent or more of Tracker U.S.'s combined voting power shall not exceed five years from the date of grant. Options may be exercisable in installments as determined by the Committee and are evidenced by option agreements. No option may be transferred other than by will or by the laws of descent and distribution. Options generally cannot be exercised after the termination of service, except under certain circumstances where such termination of service is with the consent of the Committee or due to retirement, disability or death, in which event the Committee (subject in any case to the foregoing limitation on the maximum term of incentive stock options) may take any action it deems equitable or in the best interests of Tracker U.S. The purchase price of Common Stock subject to an incentive stock option cannot be less than 100% of the fair market value of such Common Stock on the date of grant. The purchase price of Common Stock subject to a nonqualified option may be less than, equal to or greater than the fair market value of such Common Stock on the date of grant. However, if any individual to whom an incentive stock option is granted is the owner of stock (as determined under Section 424(d) of the Code) possessing 10% or more of the total combined voting power of all classes of Stock of Tracker U.S. or any subsidiary of Tracker U.S., then the purchase price per share shall not be less than 110% of the fair market value of such Common Stock on the date of grant. The option price may be due upon exercise of the option and may be paid in cash, check, shares of Common Stock or other consideration acceptable to the Committee (including restricted stock), or may be deferred through a sale and remittance procedure with a Company-designated brokerage firm. Grants may also provide for reload option rights upon the exercise of options, provided that the term of any such reload option will not extend beyond the term of the option originally exercised. During the fiscal year ended March 31, 1998, options for 50,000 shares, vesting over a three-year period, were granted at fair market value. The options terminated in full upon resignation of the employee prior to the first anniversary of the option agreement.

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

         RESTRICTED STOCK. A grant of restricted stock consists of a specified number of shares of Common Stock that is contingently awarded in amounts determined by the Committee and is subject to forfeiture to Tracker U.S. under such conditions and at such times as the Committee may determine. An employee who has been awarded restricted shares may vote and receive dividends, if any, on restricted shares, but may not sell, assign, transfer, pledge or otherwise encumber restricted shares during the restricted period. If a participant's employment ceases prior to the end of the restricted period either with the consent of Tracker U.S. or upon the occurrence of his death, disability or retirement, the restrictions may lapse with respect to some portion or all of the restricted stock as determined by the Committee. If a participant's employment terminates prior to the end of the restricted period for any other reason, all of the participant's restricted shares and restricted units are forfeited. Grants may be without additional consideration or in consideration of a payment by the participant that is less than the fair market value of the restricted stock on the grant date. In 1995, Tracker U.S. granted 315,000 shares of restricted Common Stock to each of Gregg C. Johnson and Mark J. Gertzbein pursuant to the 1994 Plan. In 1996, Tracker U.S. granted 413,437 shares of restricted Common Stock to Mr. Gertzbein.

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

         As of September 30, 1998, no grants had been made under the 1994 Plan, other than the automatic option grants to the non-employee directors and the grants to Messrs. Johnson and Gertzbein totalling 1,043,437 shares of restricted stock discussed above.

CASH BONUS ARRANGEMENT

         Tracker U.S.'s Discretionary Cash Bonus Arrangement (the "Cash Bonus Arrangement") is designed to provide a mechanism to allow specified employees to share in the profits of Tracker U.S. Employees of Tracker U.S. who customarily work at least 35 hours per week and have been employed for at least 12 consecutive months, and have been designated for participation by the Compensation Committee are eligible to receive cash bonuses under the Cash Bonus Arrangement. Tracker U.S. estimates that approximately three employees are eligible to participate in the Cash Bonus Arrangement. Bonuses may be based on merit, production or other individualized criteria, or may be paid based on each Eligible Employee's (as defined in the 1994 Plan) assigned portion of a bonus pool established in the discretion of the Compensation Committee. If bonuses are to be paid based on a bonus pool, the Compensation Committee will determine the criteria upon which the amount of each year's bonus pool will be based prior to the beginning of any such year. The Committee may also divide Eligible Employees into classes and may designate the portion of any bonus pool to be assigned to each such class. Any bonuses will be paid not later than 45 days after the end of the fiscal year for which the bonus is awarded. No bonuses have been paid yet under the Cash Bonus Arrangement.

1995 STOCK WAGE AND FEE PAYMENT PLAN

         The Company's Board of Directors adopted a 1995 Stock Wage and Fee Payment Agreement (the "1995 Wage Plan") on September 28, 1995. The purpose of the 1995 Wage Plan was to retain and motivate participants in the 1995 Wage Plan and to provide them with incentives and rewards more directly linked to the profitability of the Company's business and increases in stockholder value.

         Six employees and one director of the Company were eligible to, and elected to, participate in the 1995 Wage Plan. Under the 1995 Wage Plan, the participants agreed to receive an aggregate of 770,000 shares of the Company's Common Stock in lieu of certain wage payments or fees that the participants had earned before October 1, 1995 but had not yet been paid and in lieu of all of their respective wage payments or fees for the period from October 1, 1995 through September 30, 1996. The number of shares granted to the participants was based upon a price per share of Common Stock of $1.00.

         No fees, commissions or other charges will be paid by the participants in connection with the grants of shares to such persons under the 1995 Wage Plan. The 1995 Wage Plan may not be altered, amended or modified except by written agreement signed by the participants and Tracker U.S. As the 1995 Wage Plan is a contract among the participants and Tracker U.S. relating to a designated issuance of shares in lieu of wages or fees and is not an ongoing employee benefits program pursuant to which grants or awards can be made on an ongoing basis or pursuant to which plan funds are invested for the benefit of participants, there is no separate administration of the 1995 Wage Plan. The Company registered the shares issued under the 1995 Wage Plan under the Securities Act.

1996 STOCK WAGE AND FEE PAYMENT PLAN

         The Board of Directors adopted a 1996 Stock Wage and Fee Payment Plan (the "1996 Wage Plan") for the period October 1, 1996 through January 31, 1997. The purpose of the 1996 Wage Plan was to reduce the Company's need for cash and to retain and motivate participants and provide them with incentives and rewards more directly linked to the profitability of the Company's business and increases in stockholder value. Under the 1996 Wage Plan, the Company could designate certain months during the period October 1, 1996 through January 31, 1997 as months in which it may compensate certain full-time employees and non-employee (outside) directors in the form of stock, in lieu of cash, in whole or in part (the "Designated Months"). Each full-time employee of the Company and non-employee (outside) director of the Company may elect to receive his or her compensation for the Designated Months in any combination of the following three
Options: (a) cash ("Option (a)"), (b) 50% discounted

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

         An employee or director who elected Option (b) received on the first business day of each Designated Month (or shortly thereafter) a number of shares equal to his or her compensation for the month, divided by one-half of the "Month's Original Price." The "Month's Original Price" means the average quoted closing bid price for the last five business days of the previous month. The employee or director agreed that if he terminated service before the end of the Designated Month, he would return to the Company the portion of shares (or their then-cash value) that corresponds to the remainder of the Designated Month. However, in the case of an employee who was laid off or otherwise terminated by the Company (other than for cause) before the end of the Designated Month, he would not be obligated to return any such shares or cash value.

         An employee or director who elected Option (c), would receive on the first business day of each Designated Month (or shortly thereafter) the number of shares equal to his or her compensation for the month, divided by the Month's Original Price. The employee or director agreed that if he terminated service before the end of the Designated Month, he would return to the Company the proportion of shares (or their cash value) that correspond to the remainder of the Designated Month. However, in the case of an employee who was laid off or otherwise terminated by the Company (other than for cause) before the end of the Designated Month, he would not be obligated to return any such shares or cash value.

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

         The Company registered 1,400,000 shares for the 1996 Wage Plan under the Securities Act. No fees, commissions or other charges will be paid by participants in connection with the grants of shares to such persons under the 1996 Wage Plan. The 1996 Wage Plan may not be altered, amended or modified except by written agreement signed by the participants and Tracker U.S. As the 1996 Wage Plan is a contract among the participants and Tracker U.S. relating to a designated issuance of shares in lieu of compensation and is not an ongoing employee benefits program pursuant to which grants or awards can be made on an ongoing basis or pursuant to which plan funds are invested for the benefit of participants, there is no separate administration of the 1996 Wage Plan.



     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of September 30, 1998 by (i) each person known to the Company to own beneficially more than 5% of the total voting stock of the Company, (ii) the Chief Executive Officer and the other executive officers of the Company named in the Summary Compensation Table, (iii) each of the Company's directors, and (iv) all directors and officers of the Company as a group. Except as otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law. The Common Stock is the only outstanding class of equity securities of Tracker U.S. As of September 30, 1998, there were approximately 450 record holders of Common Stock.


                                                  Number of
                                                  Shares of               Total Number            Percentage
      Beneficial Owner                          Common Stock             Of Shares (1)            of Total Number
--------------------------------------        -----------------         -----------------         -------------
      Bruce I. Lewis (2)                          2,939,246                2,939,246                 11.80%
      180 Dundas Street W., Suite
      1505
      Toronto, Ontario
      Canada M5G 1Z8

      Saturn Investments, Inc. (3)                1,052,564                1,052,564                 4.23%
      c/o Anthony Bonanno, Esq.
      Gibson, Dunn & Crutcher
      1050 Connecticut Ave. N.W.
      Washington, D.C. 20036-5306

      Ismail A. Abudawood (4)                     1,281,136                1,281,136                 5.15%
      P.O. Box 227
      Jeddah, 21411
      Kingdom of Saudi Arabia

      Ayman I. Abudawood (4)                      1,073,264                1,073,264                 4.31%
      P.O. Box 227
      Jeddah, 21411
      Kingdom of Saudi Arabia

      Osama I. Abudawood(4)                       1,115,564                1,115,564                 4.48%
      P.O. Box 227
      Jeddah, 21411
      Kingdom of Saudi Arabia

      Anas I. Abudawood(4)                        1,067,264                1,067,264                 4.29%
      P.O. Box 227
      Jeddah, 21411
      Kingdom of Saudi Arabia

      Executive Officers and                      2,939,436                2,939,436                 11.8%
      Directors as a group,
      including those named
      above (one person)


(1) Percentage of ownership is based upon 24,898,394 shares of Common Stock beneficially owned on September 30, 1998, including 22,340,628 shares of Common Stock, currently exercisable warrants to purchase 750,000 shares of Common Stock, currently exercisable options to purchase 40,000 shares of Common Stock, 667,766 shares reserved for issuance under the Company's currently convertible Convertible Debentures, 200,000 shares reserved for issuance under the Toda Option and 900,000 shares reserved for issuance under the Merchant Partners Option.

(2) Includes Common Stock over which Mr. Lewis has voting power pursuant to agreements with Mr. Jonathan Lewis, Mr. Lewis' son.

(3) Saturn has a contractual right, which to date it has not exercised, to have one representative on the Company's Board of Directors, which representative may be removed only with the written consent of Saturn. Saturn also has the right to attend Board meetings and to receive certain information regarding the Company.

(4) Includes Convertible Debentures which are currently convertible into 228,572 shares of Common Stock and which are held by Wafr Holdings N.V. ("Wafr"). Ismail A. Abudawood beneficially owns Wafr. Accordingly, he may be deemed to be a beneficial owner of the shares issuable pursuant to the Convertible Debentures.




             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS WITH MANAGEMENT

         The Company has entered into employment agreements containing severance arrangements with certain of its executive officers, which provide for payment under certain circumstances to each officer of compensation through the remainder of the terms of the agreements. See "EXECUTIVE COMPENSATION - Employment Contracts, Termination of Employment and Change of Control." The Company's Certificate of Incorporation and By-laws provide for indemnification of all Directors and officers. In addition, each Director nominee of the Company, when elected, will enter into a separate indemnification agreement with the Company.

         The Company has agreed with certain state regulatory authorities that so long as the Company's securities are registered in such states, the Company will not make loans to its officers, directors, employees, or principal stockholders, except for loans made in the ordinary course of business, such as travel advances, expense account advances, relocation advances, or reasonable salary advances.

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

GLOBAL TRACKER

         In February 1998, Global Tracker Corporation, a newly organized Ontario, Canada corporation, acquired substantially all of the assets of Tracker Canada in a bankruptcy proceeding. Jay S. Stulberg, the Company's Chief Financial Officer and Director nominee, is the sole shareholder, officer and Director of Global Tracker. Following the bankruptcy proceeding, Global Tracker made available to the Company the assets formerly owned by Tracker Canada to permit the Company to carry on Tracker Canada's business. Since February 1998, Global Tracker has expended approximately $400,000 to support Tracker U.S.'s business operations. Bruce I. Lewis, the Company's Chief Executive Officer, has provided Global Tracker with approximately $300,000 with which to purchase Tracker Canada's assets and operate Global Tracker. Under a license agreement with Global Tracker, the Company will pay Global Tracker a 12% gross royalty on its sales. It is anticipated that Mr. Stulberg will enter into an employment agreement with the Company and acquire equity in the Company through the exercise of stock options he will receive as a condition of his employment or otherwise. See "BUSINESS - Background - Global Tracker," and "DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT."

REORGANIZATION

         On July 12, 1994, Tracker U.S. (then Ultra Capital Corp., a Nevada corporation) and Tracker Canada completed the Reorganization contemplated by the Reorganization Agreement, dated as of May 26, 1994, by and among Tracker U.S., Jeff W. Holmes, R. Kirk Blosch and Tracker Canada, as amended (the "Reorganization Agreement"). The Reorganization resulted in a change in control of Tracker U.S. Pursuant to the Reorganization Agreement, Tracker U.S. acquired all the issued and outstanding voting shares of Tracker Canada in exchange for shares of Tracker U.S.'s capital stock representing, at the time, approximately 90% of the total voting shares of Tracker U.S. As part of the Reorganization, Tracker U.S. (then Ultra Capital Corp.) changed its domicile from Nevada to Delaware and changed its corporate name to "The Tracker Corporation of America, Inc."

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

         As of January 31, 1996, Stalia transferred to Saturn, an affiliate of Stalia, all of Stalia's rights under the Stalia Option Agreement and the Stalia Agreement. Thus, references above to Stalia's rights shall be deemed to be references to Saturn's rights.

CORPORATE RELATIONS GROUP

         The Company had obtained investor relations services from the Corporate Relations Group ("CRG"), a stockholder of the Company. Pursuant to its arrangements with CRG, the Company has paid, or caused to be paid, to CRG $1,316,780 in cash and stock for investor relations services through June 25, 1996. On November 20, 1995, the Company entered into an agreement pursuant to which CRG agreed to provide services to the Company for a period of one year and the Company agreed to pay to CRG $570,000 or 326,000 freely tradable shares of Common Stock upon execution of the agreement and to issue options to CRG to purchase shares of Common Stock as follows: 100,000 shares at $2.00 per share one year from the date of the agreement, 100,000 shares at $2.40 per share two years from the date of the agreement, 100,000 shares at $2.60 per share three years from the date of the agreement, 100,000 shares at $2.80 per share five years from the date of the agreement, and 100,000 shares at $3.00 per share five years from the date of the agreement.

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

                                     PART IV


       ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


a. THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IMMEDIATELY FOLLOWING THIS REPORT:

         1.  Financial Statements
                                                                        Page No.
                                                                        --------
         Independent Auditor's Report                                     F-1
         Report of Independent Accountants                                F-2
         Consolidated Balance Sheet                                       F-3
         Consolidated Statement of Operations                             F-4
         Consolidated Statement of Cash Flows                             F-5
         Consolidated Statement of Shareholders' Equity (Deficit)         F-6
         Notes to Financial Statements                                    F-10

         2.  Financial Statement Schedules

                                        - None -

   3.  See (c) for exhibits filed as part of this report


b.  REPORTS ON FORM 8-K

         During the period from January 1, 1998 through October 8, 1998, the Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on February 4, 1998, September 14, 1998, September 24, 1998 and October 8, 1998.


C.  EXHIBITS

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

 10.34++++++      Exclusive Agent License Agreement dated April 4, 1997 between
                  The Tracker Corporation of America and Executive Trading Ltd.

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

 10.38 Agreement dated July 1, 1998 between The Global Tracker Corporation and Warrantech Additive, Inc.

 10.39 License Agreement dated as of July 30, 1998 between The Global Tracker Corporation and the Tracker Corporation of America, Inc.

 10.40 Employment Agreement dated September 24, 1996 between I. Bruce Lewis and The Tracker Corporation of America, Inc.

 21.1++++         List of subsidiaries of the Registrant

 23               Consent of Independent Accountants

 27.1             Financial Data Schedule, Fiscal Year Ended March 31, 1998

 27.2             Financial Data Schedule, Fiscal Year Ended March 31, 1997 --
                  Restated
--------------------

+ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 12, 1994.

++ Incorporated by reference from the Registrant's Current Report on Form 8-KA dated February 28, 1995 (filed March 15,
                  1995).

+++ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 29, 1994 (filed August 12,
                  1994).

++++ Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-99686).

+++++ Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1996 (filed July 15,
                  1996).

++++++ Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1997 (filed July 3,
                  1997).

ITEM 15. SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE TRACKER CORPORATION OF AMERICA,
a Delaware corporation



By:       /s/ Bruce I. Lewis
    --------------------------------------------------------------
    Bruce I. Lewis, Chairman of the Board, President, Chief
    Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

Dated: November 3, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    Dated: November 3, 1998                          By:    /s/ Bruce I. Lewis
                                                         -----------------------
                                                           Bruce I. Lewis
                                                           Chairman of the
                                                           Board, President,
                                                           Chief Executive
                                                           Officer, Chief
                                                           Financial Officer
                                                           (Principal Executive
                                                           Officer, Principal
                                                           Financial Officer and
                                                           Principal Accounting
                                                           Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

         The Registrant has not sent out proxy materials to security-holders for the fiscal year ended March 31, 1998. A copy of this Report and proxy materials will be sent out to security-holders subsequent to the filing of this Report. The Registrant is not providing any annual report (other than this Report) to security-holders. The Registrant will furnish the proxy materials to the Commission when they are sent out to the security-holders. Such materials shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act.

                             THE TRACKER CORPORATION
                                   OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)


                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                             MARCH 31, 1998 and 1997

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of The Tracker Corporation of America, Inc.


We have audited the accompanying consolidated balance sheet of The Tracker Corporation of America, Inc. and Subsidiary as of March 31, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Tracker Corporation of America, Inc. and Subsidiary as of March 31, 1997 and 1996 and for the years then ended and from inception at May 6, 1993 through the year ended March 31, 1997 were audited by other auditors whose reports dated June 24, 1997 and May 28, 1996 included an explanatory paragraph that described the going concern uncertainties discussed in Note 2 to the consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Tracker Corporation of America, Inc. and Subsidiary as of March 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company is in the development stage and has suffered significant losses since inception. Additionally, the Company discontinued its telemarketing program for its credit card registration business. The Company is relying upon affiliated parties to fund its cash flow deficiencies through debt and equity infusions. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/
-----------------------------------
Hirsch Silberstein & Subelsky, P.C.

Farmington Hills, Michigan

September 18, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Tracker Corporation of America, Inc.

In our opinion, the accompanying consolidated balance sheet and the related statements of operations, of cash flows and of stockholders' equity (deficit) present fairly, in all material respects, the financial position of The Tracker Corporation of America, Inc. and its subsidiary at March 31, 1997 and the results of their operations and their cash flows for the two year period ended March 31, 1997 and for the period from inception at May 6, 1993 through March 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company and had not yet been able to obtain significant outside financing. As a result, there is a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Phoenix, Arizona
June 24, 1997

                    THE TRACKER CORPORATION OF AMERICA, INC.
                         ( A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                               MARCH 31,        MARCH 31,
                                                                                 1998             1997
                                                                              ------------    ------------
Current assets
  Cash and cash equivalents                                                   $       --      $    105,213
  Short-term investment                                                               --              --
  Accounts receivable                                                                 --           133,613
  Prepaid expenses and deposits                                                       --           359,526
  Inventory                                                                           --            24,338
  Deferred charges                                                               1,187,699       2,820,064
                                                                              ------------    ------------
       Total current assets                                                      1,187,699       3,442,754

Due from Stockholders                                                               14,072          61,487
Deferred charges                                                                   275,043         315,837
Property and equipment (net)                                                          --           418,267
                                                                              ------------    ------------

       Total assets                                                           $  1,476,814    $  4,238,345
                                                                              ============    ============


                                        LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                            $    440,835    $    468,764
  Accrued liabilities                                                              528,399         373,687
  Deferred revenue                                                               1,798,727       4,509,401
  Debenture payable                                                                 31,809          83,991
  Convertible debentures                                                           475,790         590,746
                                                                              ------------    ------------
       Total current liabilities                                                 3,275,560       6,026,589


Deferred revenue                                                                   412,846         613,131

Commitments (Note 10)                                                                 --              --

Stockholders' deficiency
  $1000 6% Convertible preferred stock, $.001 par value, 500,000 shares
    authorized, Nil (Nil - March 31, 1997) shares issued and outstanding              --              --

   Common stock, $.001par value, 30,000,000 shares authorized,
     22,340,628 (15,925,505 - March 31, 1997) shares issued and outstanding         19,718          15,925



  Class B voting common stock, $0.00000007 par value, 20,000,000 shares authorized, 2,622,484 (4,862,537 - March 31, 1997) issued
    and outstanding, (Nil - March 31, 1998) shares issued and outstanding               --              --

  Paid-in capital                                                               15,371,641      15,207,895
  Other capital                                                                   (356,002)       (394,333)
  Deficit accumulated during the development stage                             (17,001,283)    (16,910,816)
  Cumulative translation adjustment                                               (245,665)       (320,046)
                                                                              ------------    ------------

    Total stockholders' deficit                                                 (2,211,591)     (2,401,375)
                                                                              ------------    ------------


    Total liabilities and stockholders' deficit                               $  1,476,814    $  4,238,345
                                                                              ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    THE TRACKER CORPORATION OF AMERICA, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                              FROM INCEPTION
                                               (MAY 6, 1993)                        YEAR ENDED
                                             through March 31,                       March 31,
                                             -----------------      --------------------------------------------

                                                   1998                  1998            1997           1996
                                               ------------         ------------    ------------    ------------
REVENUE                                        $    306,721         $     51,551    $    138,462    $    106,522

Cost of sales                                       100,294               20,660          35,375          40,230
                                               ------------         ------------    ------------    ------------

Gross profit                                        206,428               30,891         103,087          66,292
                                               ------------         ------------    ------------    ------------

Development costs
  Operational                                     1,521,860               53,647          38,392         592,880
  Information systems                               930,032               26,613          17,373         262,942
  Sales and marketing                             3,437,044                7,928          54,366       1,031,041
  General and administrative                      7,836,231               95,221         156,439       4,270,159
                                               ------------         ------------    ------------    ------------

Total development costs                          13,725,166         $    183,408    $    266,570       6,157,022


Loss from continuing operations                 (13,518,739)            (152,517)       (163,483)     (6,090,730)

Gain (loss) from discontinued operation          (3,482,545)              62,050      (3,544,595)           --
                                               ------------         ------------    ------------    ------------

Net loss applicable to common stock            $(17,001,283)        $    (90,467)   $(3,708,078)    $ (6,090,730)
                                               ============         ============    ============    ============



EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Loss from continuing operations                $    (1.4164)            (0.0071)   $     (0.2159)   $    (0.5726)

Loss from discontinued operation                    (0.2901)              0.0029         (0.2064)           --
                                               ------------         ------------    ------------    ------------

NET LOSS                                       $    (1.7065)        $    (0.0042)   $    (0.4222)   $    (0.5726)
                                               ============         ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                   12,003,255           21,480,767      17,177,476      10,637,237
                                               ============         ============    ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                            FROM INCEPTION
                                                                             (May 6, 1993)    Year Ended      Year Ended
                                                                           through March 31    March 31        March 31
                                                                                 1998            1998            1997
                                                                           ----------------  ------------    ------------
Cash flows from (used in) operating activities:
  Net loss                                                                   $(17,001,283)   $    (90,467)   $ (3,708,078)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation                                                                  380,019          12,893         131,780
    Loss on sale of long-term investment                                           13,414            --            13,414
    Rent, consulting and marketing services, employee
     compensation settled via the issuance of company
     shares                                                                     5,284,144         165,870       1,245,473
    Changes in assets and liabilities:
        Prepaid expenses and deposits                                             (17,273)        359,526        (191,181)
        Accounts receivable                                                          --           133,613        (126,252)
        Short-term investment                                                        --              --           221,190
        Inventory                                                                    --            24,338          91,274
        Deferred charges                                                       (1,462,742)      1,673,159      (2,995,917)
        Deferred revenue                                                        2,211,573      (2,910,959)      4,828,408
        Accounts payable and accrued liabilities                                  983,879         126,783          24,061
                                                                             ------------    ------------    ------------

  Net cash used in operating activities                                        (9,608,269)       (505,244)       (465,828)
                                                                             ------------    ------------    ------------

Cash flows from (used in) investing activities:
  Acquisition of fixed assets                                                       6,028         790,661         (13,006)
  Loan to stockholders                                                           (370,484)         47,415          (8,911)
  Repayment of loans to stockholders                                              356,412            --           142,611
  Note receivable                                                                (200,317)           --              --
  Repayment of note receivable                                                    200,317            --           178,350
  Long-term investment                                                         (2,301,372)           --           (10,929)
  Unwind of long-term investment                                                2,287,958            --              --
                                                                             ------------    ------------    ------------

  Net cash from (used in) investing activities                                    (21,458)        838,076         288,115
                                                                             ------------    ------------    ------------

Cash flows from (used in) financing activities:
  Issuance of common shares                                                     8,952,530          30,000            --
  Issuance of preferred shares                                                  1,050,000            --         1,050,000
  Issuance of convertible subordinated debentures                               2,189,529            --              --
  Repayment of debentures and convertible subordinated debentures                (297,401)       (167,138)       (130,263)
  Share issue costs                                                            (1,684,735)           --          (224,741)
                                                                             ------------    ------------    ------------
  Net cash from (used in) financing activities                                 10,209,923        (137,138)        694,996
                                                                             ------------    ------------    ------------

Effect of exchange rate changes                                                  (580,196)       (300,907)       (490,914)
                                                                             ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents during                                 0        (105,213)         26,369
  the period

Cash and cash equivalents, beginning of period                                       --           105,213          78,844
                                                                             ------------    ------------    ------------

Cash and cash equivalents, end of period                                                0               0    $    105,213
                                                                             ============    ============    ============

Supplemental schedule of noncash financing activities
  The Company issued certain shares of its Class B voting common stock for service and for nominal values
  See Consolidated Statement of Stockholders' Equity (Deficit)


The accompanying notes are an integral part of these consolidated financial statements.

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                     SHARES                                AMOUNTS
                                                      -------------------------------------    --------------------------------

                                                                                                                      Paid-in
                                                                                    Class B                          Capital in
                                                      Preferred      Common          Common    Preferred    Common     Excess
                                                        Stock         Stock          Stock       Stock       Stock     of Par
                                                        -----         -----          -----       -----       -----     ------
Shares issued to officers at inception
  (Cash - $Nil)                                                                    5,089,286   $   -       $    -    $       -

Shares issued for cash (Cash - $4,714,188)                                           884,729                          4,714,188

Shares issued in lieu of rent  (note 9-x)
  (Cash - $Nil)                                                                       60,871                            324,344

Share issue costs                                                                                                      (466,142)

Translation adjustment

Net loss

Balance at March 31, 1994                                                          6,034,886       -            -     4,572,390

Shares issued for cash (Cash - $1,175,797)                                           234,517                          1,175,797

Shares issued in lieu of rent  (note 9-x)
  (Cash - $Nil)                                                                        5,777                             30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                        739,219                                 739          (639)

Shares issued from Regulation S offering
  (including 79,658 shares at $7 per share
  for consulting services and 3,571 shares
  at $5.50 per share for the purchase of
  fixed assets) (Cash -$1,505,000)                                    860,000                                 860     2,900,840

Share proceeds to be received subsequent
  to March 31, 1995                                                                                                    (819,459)

Shares issued for consulting and marketing
  services (Cash-$Nil)                                                825,000         78,005                  825     2,204,153
Less: consulting and marketing services not
  yet received                                                       (814,583)                               (815)

Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                 500,000                                 500       349,500

Shares issued to employees for employment
  services (note 9-x) (Cash-$Nil)                                                     25,063                             74,409

Share issue costs                                                                                                      (779,495)

Translation adjustment

Net loss

Balance at March 31, 1995                                   -       2,109,636      6,378,248       -        2,109     9,707,617


                                                                              AMOUNTS
                                                        ------------------------------------------------------
                                                                                      Deficit
                                                                                    Accumulated
                                                                      Cumulative       During
                                                         Other       Translation    Development
                                                         Capital      Adjustment       Stage          Total
                                                         -------      ----------       -----          -----
Shares issued to officers at inception
  (Cash - $Nil)                                         $       -     $      -      $        -     $       -

Shares issued for cash (Cash - $4,714,188)                                                           4,714,188

Shares issued in lieu of rent  (note 9-x)
  (Cash - $Nil)                                                                                        324,344

Share issue costs                                                                                     (466,142)

Translation adjustment                                                  (129,098)                     (129,098)

Net loss                                                                             (2,043,425)    (2,043,425)

Balance at March 31, 1994                                       -       (129,098)    (2,043,425)     2,399,867

Shares issued for cash (Cash - $1,175,797)                                                           1,175,797

Shares issued in lieu of rent  (note 9-x)
  (Cash - $Nil)                                                                                         30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                                             100

Shares issued from Regulation S offering
  (including 79,658 shares at $7 per share
  for consulting services and 3,571 shares
  at $5.50 per share for the purchase of
  fixed assets) (Cash -$1,505,000)                                                                   2,901,700
Share proceeds to be received subsequent
  to March 31, 1995                                                                                   (819,459)

Shares issued for consulting and marketing
  services (Cash-$Nil)                                                                               2,204,978
Less: consulting and marketing services not
  yet received                                           (2,086,685)                                (2,087,500)

Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                                                  350,000

Shares issued to employees for employment
  services (note 9-x) (Cash-$Nil)                                                                       74,409

Share issue costs                                                                                     (779,495)

Translation adjustment                                                  (159,026)                     (159,026)

Net loss                                                                             (5,068,583)    (5,068,583)

Balance at March 31, 1995                                (2,086,685)    (288,124)    (7,112,008)       222,909



The accompanying notes are an integral part of these consolidated financial statements.

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                     SHARES                               AMOUNTS
                                                     -------------------------------------   -----------------------------------

                                                                                                                     Paid in
                                                                                   Class B                          Capital in
                                                     Preferred      Common          Common   Preferred   Common       Excess
                                                       Stock         Stock          Stock      Stock      Stock       of Par
                                                     -------------------------------------   -----------------------------------
Share proceeds received re Regulation S offering
   made before March 31, 1995 (Cash - $225,280)                                               $     -    $     -   $    819,459

Consulting services received re shares issued
   before March 31, 1995  (note 9-x) (Cash - $ Nil)                  14,582                                   14

Marketing services received re shares issued
    to LL Knickerbocker Co.  (Cash - $ Nil)                         266,664                                  265

Shares issued to Directors as compensation
  (note 9-x) (Cash - $Nil)                                           98,858                                   99         86,402

Shares issued to Amerasia for marketing services
  (note 9-x) (Cash - $Nil)                                                          30,000                               44,496
Less: services not yet received                                                    (12,500)

Shares cancelled (Cash - $Nil)                                         (171)                                   1             (1)

Shares issued pursuant to S-8 for employees,
  consultants and a director  (Cash - $Nil)                         770,000                                  770        769,230

Less: employment and consulting services not yet
  received                                                         (340,939)                                (341)

Shares issued to R. Zuk (Cash - $83,000)                            200,000                                  200        199,800
Less: shares proceeds to be received                                                                                   (117,000)

Share proceeds received from private placement
  (Cash - $250,000)                                                 250,000                                  250        249,750

Shares issued upon exercise of warrants at
  Canadian $1 per share (Cash - $619,166)                                          849,803                              619,166


Shares issued to officers (note 9-iiii(a))
  (Cash - $Nil)                                                     630,000                                  630        826,245

Shares issued to a consultant (note 9-x)
  (Cash - $Nil)                                                       7,500                                    8          9,836

Shares issued for investor relation services
  (note 9-v) (Cash - $Nil)                                          200,000                                  200        262,300
Less: services not yet received                                    (200,000)                                (200)

Shares issued to employees for employment
  services (note 9-x) (Cash - $Nil)                                                 14,176                               22,716


Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                   1,133,365     (1,133,365)                1,134         (1,134)

Shares issued for conversion from debenture
  holders (Cash -$Nil)                                              991,434                                  992        728,537

Share issue cost from April 1, 1995 to March
  31, 1996                                                                                                             (214,357)

Translation adjustment

Net loss from April 1, 1995 to March 31, 1996

Balance as at March 31, 1996                               -      6,130,929      6,126,362    $     -    $ 6,131   $ 14,013,062



                                                                              AMOUNTS
                                                     ----------------------------------------------------------
                                                                                      Deficit
                                                                                    Accumulated
                                                                       Cumulative     During
                                                         Other        Translation   Development
                                                        Capital        Adjustment      Stage          Total
                                                     ----------------------------------------------------------
Share proceeds received re Regulation S offering
   made before March 31, 1995 (Cash - $225,280)       $        -       $    -       $       -      $    819,459

Consulting services received re shares issued
   before March 31, 1995  (note 9-x) (Cash - $ Nil)         87,486                                       87,500

Marketing services received re shares issued
    to LL Knickerbocker Co.  (Cash - $ Nil)                666,400                                      666,665

Shares issued to Directors as compensation
  (note 9-x) (Cash - $Nil)                                                                               86,501

Shares issued to Amerasia for marketing services
  (note 9-x) (Cash - $Nil)                                                                               44,496
Less: services not yet received                            (18,630)                                     (18,630)

Shares cancelled (Cash - $Nil)                                                                                -

Shares issued pursuant to S-8 for employees,
  consultants and a director  (Cash - $Nil)                                                             770,000

Less: employment and consulting services not yet
  received                                                (340,598)                                    (340,939)

Shares issued to R. Zuk (Cash - $83,000)                                                                200,000
Less: shares proceeds to be received                                                                   (117,000)

Share proceeds received from private placement
  (Cash - $250,000)                                                                                     250,000

Shares issued upon exercise of warrants at
  Canadian $1 per share (Cash - $619,166)                                                               619,166


Shares issued to officers (note 9-iiii(a))
  (Cash - $Nil)                                                                                         826,875

Shares issued to a consultant (note 9-x)
  (Cash - $Nil)                                                                                           9,844

Shares issued for investor relation services
  (note 9-v) (Cash - $Nil)                                                                              262,500
Less: services not yet received                           (262,300)                                    (262,500)

Shares issued to employees for employment
  services (note 9-x) (Cash - $Nil)                                                                      22,716


Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                                                               -

Shares issued for conversion from debenture
  holders (Cash -$Nil)                                                                                  729,529

Share issue cost from April 1, 1995 to March
  31, 1996                                                                                             (214,357)

Translation adjustment                                                     47,224                        47,224

Net loss from April 1, 1995 to March 31, 1996                                         (6,090,730)    (6,090,730)

Balance as at March 31, 1996                          $ (1,954,327)    $ (240,900)  $(13,202,738)  $ (1,378,772)



The accompanying notes are an integral part of these consolidated financial statements.

                       THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                     SHARES                                  AMOUNTS
                                                     ------------------------------------     ------------------------------------

                                                                                                                       Paid in
                                                                                  Class B                             Capital in
                                                     Preferred      Common         Common     Preferred   Common        Excess
                                                       Stock         Stock         Stock        Stock      Stock        of Par
                                                     ------------------------------------     ------------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co.  (Cash - $ Nil)                          133,336                   $    -    $    135    $   (999,600)

Shares issued to Directors as compensation
  (note 9-x) (Cash - $Nil)                                            34,445                                   34          15,466

Marketing services received from Amerasia
  (note 9-x) (Cash - $Nil)                                                            5,000                               (11,124)

Employment and consulting services and
  Directors' fees received re S-8 (CASH - $NIL)                    1,740,938                                1,741         316,054

Shares issued for conversion from debenture
  holders (note 9-ix) (Cash -$Nil)                                 1,433,443                                1,434         653,566

Preferred shares issued from private placement
  (Cash - $1,050,000)                                   1,050                                       1                   1,049,999

Common shares issued for conversion from
  preferred stockholder (Cash - $Nil)                  (1,050)     4,365,136                       (1)      4,364          (4,363)


Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                    1,268,825     (1,268,825)                1,269          (1,269)

Shares issued to employees for employment
  services (note 9-x) (Cash-$Nil)                                     26,000                                   26          12,474

Shares issued for consulting services
  (note 9-x) (Cash-$Nil)                                             208,250                                  208          49,634

Shares issued in lieu of finder fee for
  debenture holders (note 9-x) (Cash -$Nil)                           52,906                                   53          52,853

Shares issued in lieu of finder fee for
  preferred stockholders (note 9-x) (Cash -$Nil)                     112,500                                  113          44,887

Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                          333,272                                  332          87,668

Shares issued for office rental expense
  ( Cash $ Nil)                                                      615,780                                  616         153,329
Less: rental expense not yet amortized                              (530,255)                                (531)

Share issue cost from April 1, 1996 to March
  31, 1997                                                                                                               (224,741)

Translation adjustment

Net loss from April 1, 1996 to March 31, 1997

Balance as at March 31, 1997                               -      15,925,505      4,862,537    $    -    $ 15,925    $ 15,207,895



                                                                              AMOUNTS
                                                       -------------------------------------------------------
                                                                                     Deficit
                                                                                   Accumulated
                                                                      Cumulative     During
                                                          Other      Translation   Development
                                                         Capital      Adjustment      Stage          Total
                                                       -------------------------------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co.  (Cash - $ Nil)            $ 1,332,800    $   -        $     -        $    333,335

Shares issued to Directors as compensation
  (note 9-x) (Cash - $Nil)                                                                              15,500

Marketing services received from Amerasia
  (note 9-x) (Cash - $Nil)                                  18,630                                       7,506

Employment and consulting services and
  Directors' fees received re S-8 (CASH - $NIL)            340,598                                     658,393

Shares issued for conversion from debenture
  holders (note 9-ix) (Cash -$Nil)                                                                     655,000

Preferred shares issued from private placement
  (Cash - $1,050,000)                                                                                1,050,000

Common shares issued for conversion from
  preferred stockholder (Cash - $Nil)                                                                        -


Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                                                              -

Shares issued to employees for employment
  services (note 9-x) (Cash-$Nil)                                                                       12,500

Shares issued for consulting services
  (note 9-x) (Cash-$Nil)                                                                                49,842

Shares issued in lieu of finder fee for
  debenture holders (note 9-x) (Cash -$Nil)                                                             52,906

Shares issued in lieu of finder fee for
  preferred stockholders (note 9-x) (Cash -$Nil)                                                        45,000

Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                                                             88,000

Shares issued for office rental expense
  ( Cash $ Nil)                                                                                        153,945
Less: rental expense not yet amortized                    (132,034)                                   (132,565)

Share issue cost from April 1, 1996 to March
  31, 1997                                                                                            (224,741)

Translation adjustment                                                   (79,146)                      (79,146)

Net loss from April 1, 1996 to March 31, 1997                                        (3,708,078)    (3,708,078)

Balance as at March 31, 1997                           $  (394,333)   $ (320,046)  $(16,910,816)  $ (2,401,375)




The accompanying notes are an integral part of these consolidated financial statements.

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                     SHARES                                AMOUNTS
                                                      -------------------------------------    --------------------------------

                                                                                                                   Paid-in
                                                                                    Class B                        Capital in
                                                      Preferred   Common         Common     Preferred    Common    Excess
                                                        Stock     Stock          Stock       Stock       Stock     of Par
                                                        -----     -----          -----       -----       -----     ------
Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                        339,755                             $    341    $     69,659

Shares issued for office rental expense
  (note 9-x) (Cash $ Nil)                                          153,945                             $    153

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                  2,240,053     (2,240,053)             $  2,240    $     (2,240)

Shares issued to employee for employment services                   19,303                             $     19    $      2,617

Shares issued for consulting services                              539,583                             $    540    $     64,210

Share proceeds received from private placement
  (Cash - $30,000)                                                 500,000                             $    500    $     29,500

Translation adjustment

Net Profit (loss) from April 1, 1997 to March
  31, 1998

Balance as at March 31, 1998                           -        19,718,144      2,622,484   $   -      $ 19,718    $ 15,371,641



Shares issued pursuant to W.Marches S-8 stock
  payment plan (note 9-xii)                                                                           $     70,000

Shares issued for office rental expense
  (note 9-x) (Cash $ Nil)                                $   38,331                                   $     38,484

Shares exchanged as per exchange agreement
  (Cash - $Nil)                                                                                       $          0

Shares issued to employee for employment services                                                     $      2,636

Shares issued for consulting services                                                                 $     64,750

Share proceeds received from private placement
  (Cash - $30,000)                                                                                    $     30,000

Translation adjustment                                                  $   74,381                    $     74,381

Net Profit (loss) from April 1, 1997 to March
  31, 1998                                                                             $    (90,467)  $    (90,467)

Balance as at March 31, 1998                             $ (356,002)    $ (245,665)    $(17,001,283)  $ (2,211,591)



The accompanying notes are an integral part of these consolidated financial statements.

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES AND CORPORATE HISTORY:

      The Tracker Corporation of America, Inc. (sometimes "Tracker U.S." or the "Company") has been in the development stage since its formation. It developed and markets, sells and operates a personal property marking and monitoring system (the "Tracker(TM) System") that utilizes advanced bar code and laser scanning technology to create an identification device which interfaces with a computer database and scanning network (the "Technology").

The current business of the Company originated in July 1994 through a reorganization (the "Reorganization") in which the Company acquired all of the issued and outstanding voting shares of The Tracker Corporation, an Ontario, Canada corporation ("Tracker Canada"), in exchange for approximately 90% of the total voting shares of the Company as of that date. The Company's predecessor was incorporated as a Utah corporation in 1986, and changed its state of incorporation to Nevada in 1992 and Delaware in 1994 through change in domicile mergers. Concurrent with the effective date of the reorganization, the Company changed its year-end from December 31 to March 31.

In conjunction with the reorganization, the common stock of Tracker Canada was reclassified as exchangeable preference stock which was (i) exchangeable at the option of the holder, beginning July 12, 1995 through July 12, 2002, on a one-for-one basis for shares of the common stock of the Company; or (ii) upon liquidation at the option of the Company, exchangeable at an "exchange rate" for shares of the common stock of the Company, or upon payment by the Company to the holder of a "basic liquidation amount."

For accounting purposes, the merger was treated as a reverse merger/acquisition because, among other factors, the assets and operations of Tracker Canada significantly exceeded those of the Company and the shareholders of Tracker Canada controlled the Company after the merger. The merger was treated for accounting and financial reporting purposes as an issuance of shares by Tracker Canada and, accordingly, pro forma information is not presented, as the merger is not a business combination. The historical consolidated financial statements prior to July 12, 1994 are those of Tracker Canada. The merger was recorded at the value of the Company's net tangible assets as of the effective date. The accumulated deficit of Tracker Canada was carried forward and the common stock and paid-in capital of Tracker Canada prior to the merger were retroactively restated for the equivalent number of shares received in the merger and carried forward.

The Company launched The Tracker(TM) System in a limited test market in Toronto, Canada in October 1994 and began expanding service throughout Canada. The Company also began to test potential markets for The Tracker(TM) System in the United States and to offer the service through diverse marketing channels such as joint promotional partners, selected retailers, telemarketers and network referral marketers. Prior to the bankruptcy of Tracker Canada as further described below, these efforts were in the incipient stage, had failed or met with only limited market acceptance.

In September 1997, the U.S. Federal Trade Commission (the "FTC") filed a lawsuit against the Company in the U.S. District Court, Northern District of Georgia, Atlanta Division. The complaint alleged that the Company's credit card registration service had violated Section 5 of the Federal Trade Commission Act and the FTC Trade Regulator Telemarketing Sales Rule in telemarketing

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



credit card protection services in the United States. The FTC obtained a temporary restraining order ("TRO") halting the further sale of credit card registration services and an injunction freezing the Company's assets. Although the U.S. District Court subsequently lifted the TRO, permitting the credit card registration service to resume, upon completing an internal investigation, the Company elected to discontinue credit card registration service operations. Shortly following initiation of the lawsuit, four of the Company's five Board members and its Chief Financial Officer resigned.

The Company settled the FTC lawsuit on July 28, 1998. Pursuant to the settlement, the U.S. District Court entered a Stipulated Final Judgment and Order for Injunction that, among other things, permanently barred the Company, and its Chief Executive Officer, Bruce Lewis, from engaging directly or indirectly, in the business of credit card registration or promotion.

The FTC lawsuit and the cessation of the credit card registration service had a negative effect on the financial condition of the Company and Tracker Canada. On January 27, 1998, Tracker Canada filed a notice with the Ontario Courts declaring its insolvency and seeking the appointment of a bankruptcy trustee to liquidate its assets and dissolve the corporation. The liquidation and dissolution occurred in February 1998.

In conjunction with the liquidation and dissolution, the Company has (i) cancelled the issued and outstanding shares of the Company's Class B voting common stock which have been held in trust for exchangeable preference share stockholders in accordance with the terms thereof, and (ii) exchanged at a specified "exchange rate" shares of its common stock for the exchangeable preference shares of Tracker Canada.

On February 10, 1998, the Global Tracker Corporation ("Global Tracker"), a newly formed Ontario, Canada corporation, acquired substantially all of Tracker Canada's assets at arm's length in a bankruptcy proceeding. Shortly thereafter, Global Tracker entered into an agreement in principle with the Company which permitted the Company to use personnel retained by Global Tracker and assets formerly owned or leased by Tracker Canada to continue the business formerly conducted by Tracker Canada. As a result of this arrangement, Tracker U.S. has continued on a limited basis the business formerly operated by Tracker Canada without a complete cessation of operations.

On July 30, 1998, the Company entered into a License Agreement with Global Tracker. The License Agreement grants the Company an exclusive worldwide license to commercially exploit the technology formerly owned by, and benefit from any copyrights or patents and applications therefor formerly held by, Tracker Canada. The license is for a renewable seven-year term and provides for payment of a 12% royalty on gross revenues commencing in the second year of the license. Contemporaneously, Global Tracker entered into a proposed General Consulting Agreement and a proposed Equipment Rental Agreement with TCA Management, Inc. ("TCA"), a wholly-owned subsidiary of the Company. Under the proposed General Consulting Agreement, TCA provides management services, research and development and customer support. Under the proposed Equipment Rental Agreement, TCA rents office equipment, including computers, local area network, telephone system, copier and fax, and furniture which it makes available to the Company.

Although the Company continues to believe that The Tracker(TM) System has significant commercial potential, the Company's present financial circumstances and past experience require a more narrowly focused and less costly marketing strategy. The Company is currently examining

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


strategies for applying most advantageously the limited resources the Company anticipates it will have at its disposal if the private placement described in
Note 2 below is successful. The Company is in the process of identifying markets it believes will prove most responsive to the Company's initiatives.


NOTE 2 - GOING CONCERN:

The Company has been in a development stage since its inception on May 6, 1993. The likelihood that the Company will attain profitability depends on many factors, including its ability to obtain adequate financing and generate sufficient revenues. Management is currently working to secure adequate capital through the private placement of securities. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, although the reports of its former independent accountant as of and for each of the years ended March 31, 1997 and 1996, and its current independent accountant as of and for the year ended March 31, 1998, express doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its former wholly owned subsidiary, Tracker Canada. All significant intercompany accounts and transactions have been eliminated.

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

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



DEFERRED CHARGES

Deferred charges relate primarily to unamortized commissions, net of a 30% cancellation reserve, and other costs of sales which are amortized on a straight-line basis over the term of the related agreement.

REVENUE RECOGNITION AND DEFERRED REVENUE

Revenue for Company services is recognized on a straight-line basis over the term of the services offered and is shown net of sales discounts and allowances. Amounts received for which service has not yet been provided, are recorded as deferred revenue. The average length of the services agreement varies from monthly to a five-year period.

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

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of Tracker Canada are translated at the fiscal year or period end exchange rate while revenues, expenses and cash flows are translated at average rates in effect for the period.

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

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NEW ACCOUNTING PRONOUNCEMENTS

Other pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to the consolidated financial statements of the Company. Further, pronouncements with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.



NOTE 4 - PREPAID EXPENSES AND DEPOSITS:

Prepaid expenses and deposits comprise the following:

                                                    March 31,           March 31,
                                                      1998               1997
                                                      ----               ----
Security deposit for merchant facility           $      -             $ 300,000
Other                                                   -                59,526
                                                 -----------------    ---------

                                                 $      -             $359,526
                                                 =================    =========

NOTE 5 - DUE FROM SHAREHOLDERS:

Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.



NOTE 6- DEFERRED CHARGES:

Deferred charges consist of the following:

                                                                 March 31,         March 31,
                                                                   1998              1997
                                                                ----------        ----------
Current:
Deferred sales commission (net of cancellation reserve)         $  776,055        $2,658,446
Other                                                              411,644           161,618
                                                                ----------        ----------
                                                                $1,187,699        $2,820,064
                                                                ----------        ----------
Long term:
Deferred sales' commission (net of cancellation reserve)        $  183,041        $  281,163
Other                                                               92,002            34,674
                                                                ----------        ----------
                                                                $  275,043        $  315,837
                                                                ==========        ==========

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 7 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                      March 31,       March 31,
                                        1998            1997
                                      --------        --------
Scanning equipment                    $   --          $120,737

Computer equipment                        --           310,047

Computer software                         --            32,501

Office furniture and equipment            --           163,979

Leasehold improvements                    --            99,608

Kiosk equipment                           --            63,789
                                      --------        --------

        Total original cost               --           790,661

Less: Accumulated depreciation            --           372,394

                                      --------        --------
                                          --          $418,267
                                      ========        ========

Depreciation expense for the year ended March 31, 1998 was $ 12,893 and was $131,780 for the year ended March 31, 1997.


NOTE 8 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                                   March 31,       March 31,
                                                     1998            1997
                                                   --------        --------
Directors fees                                     $ 24,432        $ 27,399
Interest expense for convertible debentures          58,785            --
Others                                              445,182         346,288
                                                   --------        --------
                                                   $528,399        $373,687
                                                   ========        ========

NOTE 9 - CAPITAL STOCK:

(i) The common stock and Class B voting common stock shared ratably as to dividends. Until the insolvency and winding up of Tracker Canada, the Class B voting common stock was held in trust pursuant to the terms of an exchange agency and voting trust agreement with holders of exchangeable preference shares in the Canadian subsidiary. The agreement permitted the persons holding the exchangeable shares to direct the voting of the Class B common shares and provided a mechanism for the exchange of exchangeable shares for a like number of common shares.

(ii) At March 31, 1997, all outstanding warrants to acquire exchangeable preference shares of the Canadian subsidiary at Canadian $14 per share had expired.

(iii) On March 15, 1995, the Company entered into an agreement and sold, for net proceeds of $350,000, 500,000 units comprised of 500,000 restricted common shares and 500,000 warrants to purchase 500,000 restricted common shares to Kuplen Group Investment ("KGI"). The warrants were exercisable during the one-year period commencing July 12, 1995 to July 12, 1996 at a price

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


of $5.00 per share. Since the common stock underlying the warrants could not be purchased legally on margin at a marginable price, the exercise period has been extended until the first day that the common stock becomes marginable. In order to secure registration rights of the restricted shares, KGI must exercise the warrants on a 1:1 basis with the common shares.

(iv) (a) During the year ended March 31, 1995, the Company adopted a plan that allows for the granting of options, appreciation rights, restricted stock and certain other stock-based performance incentives to certain officers as determined at the discretion of the compensation committee of the board of directors.

(iv) (b) The Company issued the following options and warrants:

                                                      FOR YEAR                          FOR YEAR
                                                       ENDED                             ENDED
                                                       MARCH           EXERCISE          MARCH            EXERCISE
                                                      31, 1998          PRICE           31, 1997           PRICE
                                                      --------        ----------        ---------        ---------
       OPTIONS:
            Opening (*)                                 40,000                             40,000        $    7.95
              Granted during the period (*)             50,000        $     0.13                0
              Granted during the period (**)           300,000        $     0.50                0
              Granted during the period (**)         2,400,000        $     0.75                0
              Expired/cancelled during period          900,000                                  0
                                                    ==========                          =========
            Closing                                  1,890,000                             40,000
                                                    ==========                          =========

(*) 40,000 options were issued in July 1994 ;10,000 options were issued in September 1995 and 50,000 options were issued in July 1997 to non-employee directors and vest proportionately over a period of three years.
(**) 2,700,000 options were issued in August 1997 to management at various terms from 4 to 7 years

                                                      FOR YEAR                          FOR YEAR
                                                       ENDED                             ENDED
                                                       MARCH           EXERCISE          MARCH            EXERCISE
                                                      31, 1998          PRICE           31, 1997           PRICE
                                                      --------        ----------        ---------        ---------
            WARRANTS (COMMON STOCK
            AND CLASS B):
              Opening                                 750,000             n/a           767,348                n/a
                Issued during the period                    0
                Exercised during the period                 0
                Expired during the period                   0                           (17,348)         Cdn$14.00
                                                      -------                          --------
              Closing                                 750,000                           750,000
                                                      =======                          ========

(v) On May 1, 1995, the Company entered into an agreement and sold, for net proceeds of $250,000, 250,000 units comprised of 250,000 restricted common shares and 250,000 warrants to purchase 250,000 restricted common shares to Reynold Kern. The warrants were exercisable during the one-year period commencing July 12, 1995 to July 12, 1996 at a price of $5.00 per share. Since the common stock underlying the warrants could not be purchased legally on margin at a marginable price, the exercise period has been extended until the first day that the common stock becomes marginable.

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

(ix) Other capital

As at March 31, 1998, 627,625 common shares have been subscribed for but remain unissued as the service for which these shares were subscribed for have yet to be received.

                                                         YEAR ENDED                 FROM INCEPTION
                                                          MARCH 31,                  (MAY 6, 1993)
                                              -------------------------------       THROUGH MAR 31,
                                                  1998                1997               1998
                                              -----------         -----------         -----------
OPENING,
   Marketing services not yet received        $         0         $ 1,332,800         $         0
   Deferred compensation costs                          0             340,599                   0
   Deferred consulting costs                      262,500             280,928                   0
   Rent                                            93,502                   0                   0
                                              -----------         -----------         -----------
                                                   356,00           1,954,327                   0

SHARES SUBSCRIBED BUT NOT ISSUED,
   Marketing services not yet received                  0            (999,600)            999,600
   Deferred compensation costs                          0             441,734           2,222,174
   Deferred consulting costs                            0             116,201           1,809,224
   Rent                                                 0             153,329             507,794
                                              -----------         -----------         -----------
                                                        0            (288,336)          5,538,792

CHARGED TO EXPENSE AS SERVICES ARE
RECEIVED,
   Marketing services not yet received                  0             333,200             999,600
   Deferred compensation costs                          0             782,333           2,222,174
   Deferred consulting costs                            0             134,629           1,546,724
   Rent                                                 0              21,496             410,515
                                              -----------         -----------         -----------
                                                        0           1,271,658           5,182,790

CLOSING,
   Marketing services not yet received                  0                   0                   0
   Deferred compensation costs                          0                   0                   0
   Deferred consulting costs                      262,500             262,500             262,500
   Rent                                            93,502             131,833              93,502
                                              -----------         -----------         -----------
                                              $   356,002         $   394,333         $   356,002
                                              ===========         ===========         ===========

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(x) For the year ended March 31, 1998, no common shares were issued pursuant to the conversion of convertible subordinated debentures. For the year ended March 31, 1997, 1,433,433 common shares were issued pursuant to the conversion of convertible subordinated debentures totaling $655,000. In November 1996, all holders of the convertible subordinated debentures were requested to extend the maturity date from December 1, 1996 to June 1, 1997 on same terms and conditions. No additional requests for extension have been made thereby placing the Company in default under the terms of the convertible subordinated debenture agreement. As of March 31, 1998 there remains outstanding $475,790 ($590,746 at March 31, 1997) in convertible subordinated debentures with a maturity date of June 1, 1997. The remaining balance of $ 31,809 ($Nil at March 31, 1996) has been reclassified as debentures which had a repayment maturity term of December 1997 at a 4.75% interest rate.

(xi) The Company has, from inception to present, issued shares in exchange for:
(a) employment services, (b) consulting and marketing services, and (c) consideration in lieu of rental payments.

(xii) During the year ended March 31, 1997, the Company issued 1,050 shares of $1,000 6% Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). As at March 31, 1997, 4,365,136 common shares were issued due to the conversion of 1,050 shares of convertible preferred stock totaling $1,050,000. As at March 31, 1997, no convertible preferred stock remains outstanding.

For the year ended March 31, 1997, the Company paid $136,500 to a third party as finders fees in connection with the Company's private equity placement of the convertible preferred stock and the amount are included as a reduction in paid-in capital.

(xiii) On October 21, 1996, the Company's Prospectus on Amendment No. 4 of the Registration Statement on Form S-1 was declared effective by Securities and Exchange Commission.

(xiv) During the year ended March 31, 1997, the Company issued 1,740,000 shares of common stock amounting to $658,393 pursuant to the registration statement on S-8 to five key employees and five outside (non-employee) directors as payment in lieu of salaries and consulting fees.

(xv) In October 1996, the Company entered into a one-year consulting agreement (the "Consulting Agreement") with a Consultant who was retained to provide advice to the Company concerning the Company's growth strategy, financial public relations obligations and future capital structure. Under the terms of the Consulting Agreement, the Company has agreed to pay the Consultant one hundred thousand (100,000) shares of the Company's common stock. As additional consideration, the Company has granted to the Consultant certain options to purchase up to a total of 900,000 shares of the Company's Common Stock (the "Options") for the price of the par value of the Common stock, $.001 per share. In addition, the Company has agreed to pay the Consultant $10,000 per month, for administrative expenses. The Company shall reimburse the Consultant for all other pre-approved expenses. In 1998 The Company issued 339,755 shares of common stock (1997 - 333,272 shares) pursuant to the registration statement on S-8 to Consultant as payment for consulting fees. The shares were carried an aggregate value of $ 70,000 (1997 - $ 88,000).

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



NOTE 10 - COMMITMENTS:


LEASES

The Company leased space in Smyrna, Georgia to house its now discontinued fulfillment, processing telemarketing and verification center for a three (3) year term commencing May 15, 1997. On November 1 , 1997, the Company discontinued occupancy of the leased premises, defaulting under the terms of the lease. The lease requires payment of an annual base rent of $41,772.

Rental expense for the year ended March 31, 1998 amounted to $ 120,196 and $214,470 for the year ended March 31, 1997.




EXCLUSIVE DISTRIBUTION RIGHTS

The Company amended its arrangement with Symbol Technologies Inc. for the exclusive right to use its PDF bar code scanner technology within the property identification and recovery industry in Canada, the United States and Europe. The commitment under this arrangement is as follows:

                                       Units            Amount
                                 ----------------   ----------------

      1998                             500                 $450,000

MARKETING AGREEMENT

On March 15, 1995, the Company entered into an agreement with The L.L. Knickerbocker Company, Inc., of California ("Knickerbocker"), which provides for a television and radio marketing campaign to be initially launched in the California marketplace. As part of the compensation for services to be performed by Knickerbocker, the Company paid Knickerbocker a fee of $212,975 and issued 800,000 restricted common shares, valued at $2.50 per share based on the trading price of the Company's shares on the date of the agreement. These common shares bear a legend restricting Knickerbocker from selling them for two years from March 15, 1995, without the prior written consent of the Company.

On December 11, 1996, the Company entered into an agreement to end its relationship with Knickerbocker. The Company received 400,000 of the 800,000 restricted common shares back from Knickerbocker. These shares were immediately cancelled in treasury.

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



THE IACP ENDORSEMENT

Previously, the Company secured the endorsement of the International Association of Chiefs of Police ("IACP"), a nonprofit organization of approximately 14,000 members from the world's law enforcement community. Under the agreement, the Company has agreed to pay IACP, on a quarterly basis in arrears, the greater of $100,000 per year or a fee based on the total number of subscribers of the Company calculated as follows:

            Number of Subscribers               Per Capita Amount
            ---------------------               -----------------
                0 - 1,000,000                      $0.20
               1,000,001 - 5,000,000               $0.10
               More than 5,000,000                 $0.075

At March 31, 1998, the Company had defaulted in its payment obligations under the agreement. The Company has terminated the agreement and is negotiating with IACP regarding amounts due thereunder.




NOTE 11 - RELATED PARTY TRANSACTIONS:

Prior to the date of incorporation (May 6, 1993), the founder and other key members of management agreed to receive 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join the Company, respectively. No value has been assigned to these shares.

The Company currently retains certain key management personnel under contract. Included in expenses are consulting and management fees paid under the aforementioned contracts totaling, in the aggregate, $ 185,000 for the year ended March 31, 1998 and $648,231 for the year ended March 31, 1997.

Finders fees amounting to Nil for year ended March 31, 1998 and $25,870 for the year ended March 31, 1997 paid to related parties in connection with the Company's private equity placement are included as a reduction in paid-in capital.


NOTE 12 - INCOME TAXES:

The estimated deferred tax asset of $3,724,000 and $4,127,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to March 31, 1998 and March 31, 1997 respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $10,641,000 ($11,800,000

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


at March 31,1997) expire starting in 2001; the benefit of these losses has not been reflected in these consolidated financial statements.

                                   March 31,           March 31,
                                     1998                1997
                                  -----------         -----------
Deferred tax liabilities          $         0         $         0
Deferred tax assets
      Net operating losses          3,724,000           4,127,000
                                  -----------         -----------
                                    3,724,000           4,127,000
Valuation allowance                (3,724,000)         (4,127,000)
                                  -----------         -----------
                                  $         0         $         0
                                  ===========         ===========

The valuation allowance decreased by $403,000 during the year.



NOTE 13 - CONVERTIBLE SUBORDINATED DEBENTURES:

The Company has outstanding at March 31, 1998 convertible subordinated debentures in the amount of $475,790 ($ 590,746 as at March 31, 1997) bearing interest at 15% annually, which are repayable within one year. The interest payments are payable monthly in advance. The principal amount may be converted, at the holder's option, into shares of the Company's common stock, in whole or in part, at a conversion price as shown below. The debentures are subordinated to all other indebtedness incurred by the Company. The following lists the conversion rates:

                                                             No. of shares
      Principal       Conversion rate                        on conversion
      ---------       ---------------                        -------------
      $150,000        $0.4375 per share of common stock         342,858
       145,790        $0.9375 per share of common stock         155,509
        75,000        $1.00 per share of common stock            75,000
        30,000        $1.06 per share of common stock            28,302
        20,000        $1.0625 per share of common stock          18,824
        30,000        $1.10 per share of common stock            27,273
        25,000        $1.25 per share of common stock            20,000
      --------                                                 --------
      $475,790                                                  667,766
      ========                                                 ========

Total interest incurred and included in general and administrative expenses is $ 53,590 and $222,791 for year ended March 31, 1998 and 1997 respectively.



NOTE 14 - RECLASSIFICATIONS:

Certain amounts as originally reported in the March 31, 1997 financial statements were reclassified to conform to the March 31, 1998 presentation. The changes related primarily to the discontinuance of the credit card registration operation and did not have any effect on the previously reported net income of the Company.

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 15 - SUBSEQUENT EVENTS:

See Note 1 regarding the initiation and settlement of the FTC lawsuit, resignation of directors and chief financial officer, insolvency and liquidation of Tracker Canada, the purchase of Tracker Canada's assets by Global Tracker, the relationship between Global Tracker and the Company, the status of Tracker Canada's exchangeable preference shares, and the cancellation of the Class B voting common stock.