Form 10-Q
period 1998-09-30
TRACKER CORP OF AMERICA
filed 1998-11-23
CIK 789853

DATE FILED:  NOVEMBER 23, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period year ended SEPTEMBER 30, 1998, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to ____________________

                         Commission file number 0-24944

                    THE TRACKER CORPORATION OF AMERICA, INC.
            (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                       86-0767918
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

      180 DUNDAS STREET WEST, SUITE 1505, TORONTO, ONTARIO, CANADA   M5G 1Z8
      (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code       (416) 493-2604


Indicate by check [check graphic] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

      Classes of Common Stock                   Outstanding at October 30, 1998

         $0.001 par value                                  22,340,638

                    THE TRACKER CORPORATION OF AMERICA, INC.

                                     INDEX
                                     -----

PART 1.   FINANCIAL INFORMATION                                            Page
                                                                           ----
Item 1.   Financial Statements

          Consolidated Balance Sheet as of September 30, 1998 and
          March 31, 1998                                                    --

          Consolidated Statement of Operations for the three and six months ended September 30, 1998 and 1997 and for the period from
          May 6, 1993 (inception) through September 30, 1998                --

          Consolidated Statement of Cash Flows for the six months ended
          September 30, 1998 and 1997 and for the period from May 6, 1993
          (inception) through September 30, 1998                            --

          Notes to Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 --

Item 3.   Defaults upon Senior Securities                                   11

Item 6.   Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                  13

                           PART I FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    THE TRACKER CORPORATION OF AMERICA, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET


                                                                                 SEPTEMBER 30      MARCH 31,
                                                                                     1998            1998
                                                                                 ------------    ------------
                                                                                 (Unaudited)      (Audited)
                                                     ASSETS

Current assets
  Cash and cash equivalents                                                      $       --      $       --
  Short-term investment                                                                  --              --
  Accounts receivable                                                                  23,651            --
  Prepaid expenses and deposits                                                          --              --
  Inventory                                                                              --              --
  Deferred charges                                                                    115,059       1,187,699
                                                                                 ------------    ------------
       Total current assets                                                           138,709       1,187,699

DUE FROM STOCKHOLDERS                                                                  14,072          14,072
Deferred charges                                                                      201,225         275,043
Property and equipment (net)                                                             --              --
Long-term investment                                                                     --              --
                                                                                 ------------    ------------

       Total assets                                                              $    354,006    $  1,476,814
                                                                                 ============    ============


                                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                               $    764,099    $    440,835
  Accrued liabilities                                                                 578,786         528,399
  Deferred revenue                                                                    197,684       1,798,727
  Debenture payable                                                                    31,809          31,809
  Convertible debentures                                                              475,790         475,790
                                                                                 ------------    ------------
       Total current liabilities                                                    2,048,168       3,275,560


Deferred revenue                                                                      314,026         412,846



Stockholders' equity (deficit)
  $1000 6% Convertible preferred stock, $.001 par value, 500,000 shares
    AUTHORIZED, NIL (NIL - MARCH 31, 1997) SHARES ISSUED AND OUTSTANDING                 --              --

   Common stock, $.001par value, 30,000,000 shares authorized,
    23,782,128 (22,340,628 - March 31, 1998) shares issued and outstanding             21,160          19,718



  Paid-in capital                                                                  15,415,481      15,371,641
  Other capital                                                                      (356,002)       (356,002)
  Accumulated deficit                                                             (16,893,069)    (17,001,283)
  Cumulative translation adjustment                                                  (195,758)       (245,666)
                                                                                 ------------    ------------

    Total stockholders' equity (deficit)                                           (2,008,188)     (2,211,592)
                                                                                 ------------    ------------


    Total liabilities and stockholders' equity (deficit)                         $    354,006    $  1,476,814
                                                                                 ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    THE TRACKER CORPORATION OF AMERICA, INC.

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                              From Inception
                                                                                                               (May 6, 1993)
                                                   For 3 months ending             For 6 months ending            through
                                                       September 30                    September 30            September 30,
                                               ----------------------------    ----------------------------   --------------
                                                   1998            1997            1998            1997            1998
                                               ------------    ------------    ------------    ------------   --------------
REVENUE                                        $     21,431    $     23,942    $     93,513    $     35,721    $    400,235

Cost of sales                                         9,041          14,151          51,423          17,089         151,717
                                               ------------    ------------    ------------    ------------    ------------

Gross profit                                         12,390           9,790          42,090          18,632         248,518
                                               ------------    ------------    ------------    ------------    ------------

Development Costs
  Operational                                        28,559           2,019         108,454           3,363       1,630,313
  Information systems                                 3,561             730          10,712           1,317         940,743
  Sales and marketing                                26,343             509          59,719           1,190       3,496,763
  General and administrative                         85,075           4,154         134,768           8,075       7,970,999
                                               ------------    ------------    ------------    ------------    ------------

Total development costs                        $    143,538    $      7,412    $    313,653    $     13,945    $ 14,038,819

Gain (Loss) from continuing operations             (131,148)          2,378        (271,563)          4,687     (13,790,302)

Gain (Loss) from Discontinued Operation            (208,434)        (95,086)        379,778        (443,367)     (3,102,767)
                                               ------------    ------------    ------------    ------------    ------------

Net profit (loss) applicable to common stock   $   (339,581)   $    (92,708)   $    108,215    $   (438,680)   $(16,893,069)
                                               ============    ============    ============    ============    ============



PROFIT (LOSS) PER SHARE OF COMMON STOCK

Loss from continuing operations                     (0.0058)   $     0.0001         (0.0119)   $     0.0002    $     (0.652)

Gain (Loss) from Discontinued Operation             (0.0091)        (0.0045)         0.0167         (0.0212)        (0.1466)
                                               ------------    ------------    ------------    ------------    ------------

NET GAIN (LOSS)                                     (0.0149)        (0.0044)         0.0047         (0.0210)        (0.7984)
                                               ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                   22,802,142      21,092,036      22,802,142      20,874,564      21,159,644
                                               ============    ============    ============    ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FROM INCEPTION
                                                                                  (May 6, 1993)     For 6 months      For 6 months
                                                                                     through            ended             ended
                                                                                   September 30     September 30      September 30
                                                                                      1998              1998              1997
                                                                                 --------------     ------------      ------------
Cash flows from (used in) operating activities:
  Net gain (loss)                                                                 $(16,893,068)     $    108,215      $   (438,680)
  Adjustments to reconcile net gain (loss) to net cash from
  operating activities:
    Depreciation                                                                  $    380,019              --              97,410
    Loss on sale of long-term investment                                          $     13,414              --                --
    Rent, consulting and marketing services, employee
     compensation settled via the issuance of company
     shares                                                                       $  5,284,144              --              86,456
    Changes in assets and liabilities:
        Prepaid expenses and deposits                                             $    (17,273)             --            (232,274)
        Accounts receivable                                                       $    (23,651)          (23,651)           45,234
        Short-term investment                                                             --                --                --
        Inventory                                                                         --                --             (79,001)
        Deferred charges                                                          $   (316,284)        1,146,458          (294,401)
        Deferred revenue                                                          $    511,710        (1,699,863)        1,175,268
        Accounts payable and accrued liabilities                                  $  1,071,942            88,063            73,458
                                                                                  ------------      ------------      ------------

  Net cash used in operating activities                                             (9,989,047)         (380,778)          433,470
                                                                                  ------------      ------------      ------------

Cash flows from (used in) investing activities:
  Due to Global Tracker                                                                285,588           285,588              --
  Acquisition of fixed assets                                                     $      6,028              --            (242,831)
  Loan to stockholders                                                            $   (370,484)             --                --
  Repayment of loans to stockholders                                              $    356,412              --                --
  Note receivable                                                                 $   (200,317)             --                --
  Repayment of note receivable                                                    $    200,317              --                --
  Long-term investment                                                            $ (2,301,372)             --                --
  Unwind of long-term investment                                                  $  2,287,958              --                --
                                                                                  ------------      ------------      ------------

  Net cash from (used in) investing activities                                         264,130           285,588          (242,831)
                                                                                  ------------      ------------      ------------

Cash flows from (used in) financing activities:
  Issuance of common shares                                                       $  8,997,811            45,281              --
  Issuance of preferred shares                                                    $  1,050,000              --                --
  Issuance of convertible subordinated debentures                                 $  2,189,529              --                --
  Repayment of debentures and convertible subordinated debentures                 $   (297,401)             --            (167,138)
  Due to stockholder                                                              $          0              --                --
  Repayment to stockholder                                                        $          0              --                --
  Share issue costs                                                               $ (1,684,735)             --                --
                                                                                  ------------      ------------      ------------
  Net cash from (used in) financing activities                                      10,255,204            45,281          (167,138)
                                                                                  ------------      ------------      ------------

Effect of exchange rate changes                                                   $   (530,287)           49,909           (21,146)

Increase (decrease) in cash and cash equivalents during                                      0              --               2,355
  the period

Cash and cash equivalents, beginning of period                                            --                --             105,213
                                                                                  ------------      ------------      ------------

Cash and cash equivalents, end of period                                                     0              --        $    107,568
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

                   THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION:

The accompanying financial statements, which are unaudited except for the balance sheet as of March 31, 1998, have been prepared in accordance with instructions to Form 10-Q and do not include all the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and accompanying notes from the Company's Annual Report on Form 10-K for the year ended March 31, 1998 filed with the Securities and Exchange Commission.

NOTE 2 - NET (GAIN) LOSS PER SHARE:

Net (gain) loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

NOTE 3 - CAUTIONARY STATEMENT:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the Tracker(TM) System and the uncertainty of market acceptance; history of operating losses and expectation of future losses; limited sales and marketing experience; heightened competition and risk of technological obsolescence; risks associated with the lack of manufacturing capability and dependence on contract manufacturers and suppliers; risks associated with the company's dependence on proprietary technology, including those related to adequacy of patent and trade secret protection; risks associated with retaining key

                   THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


personnel and attracting additional qualified skilled personnel; and the risks associated with raising additional funds.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99.1 to this Form 10-Q.

NOTE 4 - DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES AND CORPORATE HISTORY:

The Company has been in the development stage since its formation. Its present line of business originated in 1994 with the development, marketing, sale and operation of the "Tracker(TM) System". The Tracker(TM) System is a personal property marking and monitoring system that utilizes advanced bar code and laser scanning technology to create an identification device which interfaces with a computer database and scanning network (the "Technology").

From inception through September 30, 1998, the Company has incurred losses totaling approximately $16.9 million, including approximately $1.6 million in operational costs, $941,000 in research and development expenses, $3.5 million for sales and marketing expenses and $8 million in general and administrative expenses. The Company's activities have consisted primarily of research and product development, product design, and the development and implementation of marketing strategies needed for the introduction of the Tracker(TM) System.

The Company's future success is entirely dependent upon the successful development, commercialization and market acceptance of the Tracker(TM) System, the development of which is ongoing and the complete efficacy of which has not yet been demonstrated. The Company is currently focused on reassessing and developing new marketing strategies and lines of business.

The Company has generated limited revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for at least the next two years.

In September 1997, the U.S. Federal Trade Commission (the "FTC") filed a lawsuit in federal district court against the Company alleging that the Company's credit card registration service

                   THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


violated Section 5 of the Federal Trade Commission Act and the FTC Trade Regulator Telemarketing Sales Rule in telemarketing credit card protection services in the United States. Shortly following initiation of the lawsuit, four of the Company's five Board members and its Chief Financial Officer resigned. After an internal investigation, the Company terminated its credit card registration business.

The Company settled the FTC lawsuit on July 28, 1998. Pursuant to the settlement, the U.S. District Court entered a Stipulated Final Judgment and Order for Injunction that, among other things, permanently barred the Company, and its Chief Executive Officer, Bruce Lewis, from engaging directly or indirectly, in the business of credit card registration or promotion.

The FTC lawsuit and the cessation of the credit card registration service had a negative effect on the financial condition of the Company. On January 27, 1998, the Company's sole operating subsidiary, Tracker Canada filed a notice with the Ontario Courts declaring its insolvency and seeking the appointment of a bankruptcy trustee to liquidate its assets and dissolve the corporation. The liquidation and dissolution occurred in February 1998.

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

Although the Company continues to believe that The Tracker(TM) System has significant commercial potential, the Company's present financial circumstances and past experience require a more narrowly focused and less costly marketing strategy. The Company is currently examining strategies for applying most advantageously the limited resources the Company anticipates it will have at its disposal if the private placement described in Note 5

                   THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


below is successful. The Company is in the process of identifying markets it believes will prove most responsive to the Company's initiatives.

NOTE 5 - GOING CONCERN:

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

NOTE 6 - SIGNIFICANT ACCOUNTING POLICIES:

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

DEFERRED CHARGES

                   THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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


NOTE 8- DEFERRED CHARGES:

Deferred charges consist of the following:

                                                              Sept. 30,      March 31,
                                                             ----------     ----------
                                                                1998           1998
Current:
Deferred sales commission (net of cancellation reserve)      $   80,309     $  776,055
Other                                                            34,750        411,644
                                                             ----------     ----------
                                                             $  115,059     $1,187,699
                                                             ----------     ----------
Long term:
Deferred sales' commission (net of cancellation reserve)     $  129,562     $  183,041
Other                                                            71,662         92,002
                                                             ----------     ----------
                                                             $  201,225     $  275,043
                                                             ----------     ----------


NOTE 9 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                                         Sept. 30,      March 31,
                                                           1998           1998
                                                         ---------      ---------
Directors fees                                           $ 24,432       $ 24,432
Interest expense for convertible debentures               109,172         58,785
Others                                                    445,182        445,182
                                                         --------       --------
                                                         $578,786       $528,399
                                                         ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      During the prior fiscal year, we derived substantial revenue from our credit card registration service. Our election to discontinue the credit card registration service (as described in the Notes to the Financial Statements and in our Annual Report on Form 10-K for the fiscal year ended March 31, 1998) has materially reduced our revenues for the six month period ended September 30, 1998. The period-to-period comparisons that appear below adjust retroactively the results of operations for the six months ended September 30, 1997, to account for the discontinuance of credit card registration service business.

Six Months Ended September 30, 1998 Compared to Six Months Ended September 30, 1997

      Our cash sales for the six months ended September 30, 1998 increased 262% to $93,513 as compared to $35,721 a year ago, This increase results primarily from the recognition of prior sales made during earlier periods, and not from material increases in sales volume.

            We incurred a net gain of $108,215 for the six months ended September 30, 1998, as compared to a net loss of $438,680 for the six months ended September 30, 1997. This result includes increased development costs in the amount of $313,653 for the six months ended September 30, 1998 as compared to $13,945 for the six months ended September 30, 1997, reflecting our commitment to a more narrowly focused product development and marketing strategy aimed at selected niche markets.


                                   Six months ended        Six months ended
                                  September 30, 1998      September 30, 1997
                                  ------------------      ------------------
Cash Sales                          $       93,513          $      35,721

Net Income (loss)                   $      108,215          $     (438,680)

Liquidity and Capital Resources


         From inception at May 6, 1993 through September 30, 1998, the Company has received approximately $10,255,204 in net cash from financing activities, net of discontinued operations, some of which are noted below.

         During the six months ended September 30, 1998, the Company's net cash used in operations was $(380,778) as compared to $433,470 for the year ended March 31, 1998. The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, labels, packaging, marketing and advertising.

         At September 30, 1998, the Company had total current assets of $138,709 as compared to $1,187,699 at March 31, 1998. Current assets consisted of accounts receivable in the amount of $23,651 as compared to $NIL at March 31, 1998, and current deferred charges in the amount of $115,059 as compared to $1,187,699 at March 31, 1998.

         At September 30, 1998, the Company had amount due from stockholders in the amount of $14,072 as compared to the same at March 31, 1998, and long-term deferred charges totaling $201,225 as compared to $275,043 at March 31, 1998.

         At September 30, 1998, the Company had liabilities net of discontinued operations of $2,048,168 as compared to $3,275,560 at March 31, 1998. Such liabilities consisted of accounts payable in the amount of $764,099 at September 30, 1998 as compared to $440,835 at March 31, 1998, accrued liabilities in the amount of $578,786 as compared to $528,399 at March 31, 1998, deferred revenues in the amount of $197,684 as compared to $1,798,727 at March 31, 1998, debentures in the amount of $31,809 as compared to the same at March 31, 1998, and convertible subordinated debentures in the amount of $475,790 as compared to the same at March 31, 1998. The Company had long-term deferred revenues in the amount of $314,026 at September 30, 1998 as compared to $412,846 at March 31, 1998.

         As of September 30, 1998 and March 31, 1998, respectively, the Company had accumulated deficits of $16,893,069 and $17,001,283. To date, the Company has financed its research and development activities and operations primarily through the sales of its now-discontinued card registration program, private placements of the Company's debt and equity securities, the sale of equity securities pursuant to Regulation S, and loans.

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


YEAR 2000 COMPLIANCE REQUIREMENTS

     Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates near the end of and beyond the year 1999. This may cause computer applications to fail or to create erroneous results unless corrective measures are taken. The year 2000 problem can arise at any point in a business' supply, manufacturing, processing, distribution and financial chains.

      The Company uses PC hardware equipment and both packaged and proprietary software in the operations of its business. The Company has performed an initial evaluation to assess the impact of year 2000 issues on all software and hardware. It has determined that all existing hardware equipment is year 2000 compliant, except for certain equipment scheduled to be retired. The Company uses various packaged software applications as tools in running the Company's accounting operations, database management and general business functions. It uses certain proprietary software programs as tools to run The Tracker(TM) System. Management plans to implement any necessary software vender upgrades and modifications to ensure that its accounting operations, database management and general business systems remain functional with the year 2000. The Company's proprietary software programs were developed on year 2000 compliant platforms; however, some user screens and sub-routines utilized in its proprietary software programs are non-year 2000 compliant. The Company is not dependent upon computer systems of any significant customers, vendors or other third parties in the course of normal business. At present, management does not expect that the software upgrade, replacement or development costs it expects to incur to assure year 2000 compliance will exceed $20,000 (U.S.) in the aggregate. The Company has not yet established a contingency plan, but intends to formulate one to address unavoidable risks by July 1999.






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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      As of October 30, 1997, the Company is in default in the payment of interest to its subordinated convertible debenture holders in the aggregate amount of $475,798.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

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

10.2++++    Discretionary Cash Bonus Arrangement of the Registrant

10.3++++ Form of Indemnification Agreement entered into between the Registrant each of its Directors

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

10.38++++   Agreement dated July 1, 1998 between The Global Tracker Corporation
     +++    and Warrantech Additive, Inc.

10.39++++   License Agreement dated as of July 30, 1998 between The Global
     +++    Tracker Corporation and the Tracker Corporation of America, Inc.

10.40++++   Employment Agreement dated September 24, 1996 between I. Bruce Lewis
     +++    and The Tracker Corporation of America, Inc.

21.1++++    List of subsidiaries of the Registrant
    +++++++

23  ++++    Consent of Independent Accountants
    +++++++

27.1++++    Financial Data Schedule, Fiscal Year Ended March 31, 1998.
    +++++++

27.2++++    Financial Data Schedule, Fiscal Year Ended March 31, 1997 --
            Restated
    +++++++

27.3        Financial Data Schedule, Fiscal Quarter Ended September 30, 1998

99.1        Cautionary Statement

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

+++ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 29, 1994 (filed August 12, 1994).

++++ Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-99686).

+++++ Incorporated by reference from the Registrant's Current Report on Form 10-K dated March 31, 1996 (filed July 15, 1996)

++++++ Incorporated by reference from the Registrant's Current Report on Form 10-K dated March 31, 1997 (filed July 3, 1997)

+++++++ Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998)


(b)   REPORTS ON FORM 8-K

     During the three months ended September 30, 1998, the Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on September 14, 1998 and September 24, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

      Date: November 23, 1998           THE TRACKER CORPORATION
                                          OF AMERICA, INC., a Delaware
                                          corporation


                                        By:   /s/ Bruce I. Lewis
                                            ------------------------------------
                                              Bruce I. Lewis

                                              Chairman of the Board,
                                              President, Chief Executive
                                              Officer, Interim Chief
                                              Financial Officer (Principal
                                              Executive Officer, Interim
                                              Principal Financial Officer and
                                              Interim Principal Accounting
                                              Officer)