Form 10-Q/A
period 1998-09-30
TRACKER CORP OF AMERICA
filed 1998-12-17
CIK 789853

DATE FILED:  NOVEMBER 23, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                    FORM 10-Q/A


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

                                     INDEX
                                     -----

PART 1.   FINANCIAL INFORMATION                                            Page
                                                                           ----
Item 1.   Financial Statements

          Consolidated Balance Sheet as of September 30, 1998 and
          March 31, 1998                                                     4

          Consolidated Statement of Operations for the three and six months ended September 30, 1998 and 1997 and for the period from
          May 6, 1993 (inception) through September 30, 1998                 5

          Consolidated Statement of Cash Flows for the six months ended
          September 30, 1998 and 1997 and for the period from May 6, 1993
          (inception) through September 30, 1998                             6

          Notes to Financial Statements                                      7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 17

Item 3.   Defaults upon Senior Securities                                   18

Item 6.   Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                  23

                           PART I FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                    THE TRACKER CORPORATION OF AMERICA, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET


                                                                                 SEPTEMBER 30,     MARCH 31,
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

Although the Company continues to believe that The Tracker(TM) System has significant commercial potential, the Company's present financial circumstances and past experience require a more narrowly focused and less costly marketing strategy. The Company is currently examining strategies for applying most advantageously the limited resources the Company anticipates it will have at its disposal if it can obtain additional financing.

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

EARNINGS PER SHARE

Primary earnings per share are calculated based on net profit (loss) divided by the weighted average number of shares of common stock outstanding.

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

10.38++++   Agreement dated July 1, 1998 between The Global Tracker Corporation
     +++    and Warrantech Additive, Inc.

10.39++++   License Agreement dated as of July 30, 1998 between The Global
     +++    Tracker Corporation and the Tracker Corporation of America, Inc.

10.40++++   Employment Agreement dated September 24, 1996 between I. Bruce Lewis
     +++    and The Tracker Corporation of America, Inc.

21.1++++    List of subsidiaries of the Registrant

23  ++++    Consent of Independent Accountants
    +++

27.1++++    Financial Data Schedule, Fiscal Year Ended March 31, 1998.
    +++

27.2++++    Financial Data Schedule, Fiscal Year Ended March 31, 1997 --
    +++     Restated

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