Form 10-Q
period 1998-06-30
TRACKER CORP OF AMERICA
filed 1999-01-08
CIK 789853

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended JUNE 30, 1998, or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    --------------------

                         Commission file number 0-24944
                                                -------

                    THE TRACKER CORPORATION OF AMERICA, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                          86-0767918
-------------------------------------------------------------------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization                            Identification No.)


180 DUNDAS STREET WEST, SUITE 1505, TORONTO, ONTARIO, CANADA           M5G 1Z8
-------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code       (416) 493-2604
                                                   --------------------------

Indicate by check [CHECKMARK GRAPHIC] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:


Classes of Common Stock                              Outstanding at July 3, 1998
-----------------------                              ---------------------------
   $0.001 par value                                            22,340,638

                    THE TRACKER CORPORATION OF AMERICA, INC.

                                      INDEX

                                                                                                  Page
                                                                                                  ----
Part I.       Financial Information                                                                1

Item 1.       Financial Statements

              Consolidated Balance Sheet as of June 30, 1998
              and March 31, 1998                                                                   2

              Consolidated Statement of Operations for the three and six Months ended June 30, 1998 and 1997 and for the Period from May 6, 1993
              (inception) through June 30, 1998                                                    3

              Consolidated Statement of Cash Flows for the three months Ended
              June 30, 1998 and 1997 and for the period from May 6, 1993 (inception)
              through June 30, 1998                                                                4

              Notes to Financial Statements                                                        5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                  7

Part II.      Other Information                                                                   10

Item 1.       Legal Proceedings                                                                   10

Item 3.       Defaults Upon Senior Securities                                                     11

Item 6.       Exhibits and Reports on Form 8-K                                                    11

                                    PART I
                            FINANCIAL INFORMATION


                   Item 1. Financial Statements (Unaudited)

                    THE TRACKER CORPORATION OF AMERICA, INC.
                         ( A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                     Assets

                                                                                       June 30                March 31,
                                                                                         1998                   1998
                                                                                     ------------           ------------
                                                                                     (Unaudited)              (Audited)

Current assets
  Cash and cash equivalents                                                          $       --             $       --
  Short-term investment                                                                      --                     --
  Accounts receivable                                                                      72,082                   --
  Prepaid expenses and deposits                                                              --                     --
  Inventory                                                                                  --                     --
  Deferred charges                                                                        348,627              1,187,699
                                                                                     ------------           ------------
       Total current assets                                                               420,709              1,187,699

Due from stockholders                                                                      14,072                 14,072
Deferred charges                                                                          231,399                275,043
Property and equipment (net)                                                                 --                     --
Long-term investment                                                                         --                     --
                                                                                     ------------           ------------
       Total assets                                                                  $    666,179           $  1,476,814
                                                                                     ============           ============


                                      Liabilities & Stockholders' equity (deficit)

Current liabilities
  Accounts payable                                                                   $    653,333           $    440,835
  Accrued liabilities                                                                     553,592                528,399
  Deferred revenue                                                                        352,069              1,798,727
  Debenture payable                                                                        31,809                 31,809
  Convertible debentures                                                                  475,790                475,790
                                                                                     ------------           ------------
       Total current liabilities                                                        2,066,594              3,275,560


Deferred revenue                                                                          363,381                412,846

Commitments (Note 10)                                                                        --                     --

Stockholders' equity (deficit)
  $1000 6% Convertible preferred stock, $.001 par value, 500,000 shares
    authorized, Nil (Nil - March 31, 1997) shares issued and outstanding                     --                     --

   Common stock, $.001 par value, 30,000,000 shares authorized,
     23,782,128 (20,788,042 - March 31, 1997) shares issued and outstanding                21,160                 19,718



  Paid-in capital                                                                      15,415,481             15,371,641
  Other capital                                                                          (356,002)              (356,002)
  Accumulated deficit                                                                 (16,553,486)           (17,001,283)
  Cumulative translation adjustment                                                      (290,948)              (245,666)
                                                                                     ------------           ------------

    Total stockholders' deficit                                                        (1,763,795)            (2,211,592)
                                                                                     ------------           ------------

    Total liabilities and stockholders' deficit                                      $    666,179           $  1,476,814
                                                                                     ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                     THE TRACKER CORPORATION OF AMERICA, INC.
                          (A Development Stage Company)

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                             For 3 months ending               From Inception (May 6,
                                                                    June 30                    1993) through June 30,
                                                       ----------------------------------      ----------------------
                                                          1998                   1997                   1998
                                                      ------------           ------------           ------------

Revenue                                               $     72,082           $     33,369           $    378,804

Cost of sales                                               42,383                  7,812                142,676
                                                      ------------           ------------           ------------

Gross profit                                                29,700                 25,557                236,127
                                                      ------------           ------------           ------------

Development costs
  Operational                                               79,895                  4,751              1,601,754
  Information systems                                        7,151                  2,005                937,182
  Sales and marketing                                       33,376                  2,186              3,470,420
  General and administrative                                49,693                  9,050              7,885,924
                                                      ------------           ------------           ------------

Total development costs                               $    170,115           $     17,992           $ 13,895,281

Gain (Loss) from continuing operations                    (140,416)                 7,565            (13,659,154)

Gain (Loss) from discontinued operation                    588,212               (353,537)            (2,894,333)
                                                      ------------           ------------           ------------

Net profit (loss) applicable to common stock          $    447,797           $   (345,972)          $(16,553,487)
                                                      ============           ============           ============


Profit (Loss) per share of common stock

Loss from continuing operations                            (0.0062)          $     0.0004           $     (1.087)

Gain (Loss) from discontinued operation                     0.0259                (0.0169)               (0.2304)
                                                      ------------           ------------           ------------

Net Gain (Loss)                                             0.0197                (0.0166)               (1.3178)
                                                      ============           ============           ============

Weighted average number of shares
   outstanding                                          22,682,017             20,874,564             12,561,576
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

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                        From inception
                                                                         (May 6, 1993)     For 3 months ended  For 3 months ended
                                                                        through June 30         June 30,              June 30,
                                                                             1998                1998                  1997
                                                                         ------------         ------------         ------------

Cash flows from (used in) operating activities:
  Net loss                                                               ($16,553,486)        $    447,797         ($   345,972)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation                                                         $    380,019                 --                 51,077
    Loss on sale of long-term investment                                 $     13,414                 --                   --
    Rent, consulting and marketing services, employee
     compensation settled via the issuance of company
     shares                                                              $  5,284,144                 --                 42,828
    Changes in assets and liabilities:
        Prepaid expenses and deposits                                    ($    17,273)                --               (153,757)
        Accounts receivable                                              ($    72,082)             (72,082)              79,447
        Short-term investment                                            $          0                 --                   --
        Inventory                                                        $          0                 --                 15,226
        Deferred charges                                                 ($   580,026)             882,716             (842,223)
        Deferred revenue                                                 $    764,915           (1,446,658)           1,140,549
        Accounts payable and accrued liabilities                         $  1,221,570              237,691              161,778
                                                                         ------------         ------------         ------------

  Net cash used in operating activities                                    (9,558,805)              49,464              148,953
                                                                         ------------         ------------         ------------

Cash flows from (used in) investing activities:
  Acquisition of fixed assets                                            $      6,028                 --                (65,883)
  Loan to stockholders                                                   ($   370,484)                --                   --
  Repayment of loans to stockholders                                     $    356,412                 --                   --
  Note receivable                                                        ($   200,317)                --                   --
  Repayment of note receivable                                           $    200,317                 --                   --
  Long-term investment                                                   ($ 2,301,372)                --                   --
  Unwind of long-term investment                                         $  2,287,958                 --                   --
                                                                         ------------         ------------         ------------

  Net cash from (used in) investing activities                                (21,458)                --                (65,883)
                                                                         ------------         ------------         ------------

Cash flows from (used in) financing activities:
  Issuance of common shares                                              $  8,997,811               45,281                 --
  Issuance of preferred shares                                           $  1,050,000                 --                   --
  Issuance of convertible subordinated debentures                        $  2,189,529                 --                   --
  Repayment of debentures and convertible subordinated debentures        ($   297,401)                --                (99,653)
  Due to stockholder                                                     $          0                 --                   --
  Repayment to stockholder                                               $          0                 --                   --
  Share issue costs                                                      ($ 1,684,735)                --                   --
                                                                         ------------         ------------         ------------
  Net cash from (used in) financing activities                             10,255,204               45,281              (99,653)
                                                                         ------------         ------------         ------------

Effect of exchange rate changes                                          ($   674,941)             (94,745)              24,612

Increase (decrease) in cash and cash equivalents during                             0                 --                  8,029
  the period

Cash and cash equivalents, beginning of period                                   --                   --                105,213
                                                                         ------------         ------------         ------------

Cash and cash equivalents, end of period                                            0                 --           $    113,242
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

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION:

The accompanying financial statements are unaudited except for the balance sheet as of March 31, 1998. They are prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information and notes required by Generally Accepted Accounting Principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation are included. You should read these financial statements in conjunction with the financial statements and accompanying notes from our Annual Report on Form 10-K for the year ended March 31, 1998 filed with the Securities and Exchange Commission.


NOTE 2 - NET (GAIN) LOSS PER SHARE:

Net (gain) loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods are presented, and where appropriate, restated to conform to the Statement 128 requirements.


NOTE 3 - GOING CONCERN:

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern, although the reports of its former independent accountant as of and for each of the years ended March 31, 1997 and 1996, and its current independent accountant as of and for the year ended March 31, 1998, express doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - DEFERRED CHARGES:

Deferred charges consist of the following:

                                                                  June 30,         March 31,
                                                                   1998              1998
                                                                ----------        ----------

Current:
Deferred sales commission (net of cancellation reserve)         $  202,118        $  776,055
Other                                                              146,509           411,644
                                                                ----------        ----------
                                                                $  348,627        $1,187,699
                                                                ----------        ----------

                    THE TRACKER CORPORATION OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Long term:
Deferred sales' commission (net of cancellation reserve)        $149,640        $183,041
Other                                                             81,759          92,002
                                                                --------        --------
                                                                $231,399        $275,043
                                                                --------        --------


NOTE 5 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                                                June 30,        March 31,
                                                                  1998            1998
                                                                --------        --------
Directors fees                                                  $ 24,431        $ 24,432
Interest expense for convertible debentures                       83,978          58,785
Others                                                           445,182         445,182
                                                                --------        --------

                                                                $553,592        $528,399
                                                                ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in our future filings with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the Tracker(TM) System and the uncertainty of market acceptance; history of operating losses and expectation of future losses; limited sales and marketing experience; heightened competition and risk of technological obsolescence; risks associated with the lack of manufacturing capability and dependence on contract manufacturers and suppliers; risks associated with our dependence on proprietary technology, including those related to adequacy of patent and trade secret protection; risks associated with retaining key personnel and attracting additional qualified skilled personnel; and the risks associated with raising additional funds.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We may not revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures we make in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

DEVELOPMENT STAGE ACTIVITIES

The Company has been in the development stage since its formation. Our present line of business originated in 1994 with the development, marketing, sale and operation of the "Tracker(TM) System". The Tracker(TM) System is a personal property marking and monitoring system that utilizes advanced bar code and laser scanning technology to create an identification device that interfaces with a computer database and scanning network.

From inception through June 30, 1998, the Company has incurred losses totaling approximately $16.5 million, including approximately $1.6 million in operational costs, $937,000 in research and development expenses, $3.5 million for sales and marketing expenses and $7.9 million in general and administrative expenses. Our activities consist primarily of research and product development, product design, and the development and implementation of marketing strategies needed for the introduction of the Tracker(TM) System.

Our future success is entirely dependent upon the successful development, commercialization and market acceptance of the Tracker(TM) System, the development of which is ongoing and the complete efficacy of which has not yet been demonstrated. We are currently focused on reassessing and developing new marketing strategies and lines of business.

The Company has generated limited revenue and sustained significant operating losses each year since inception. We expect such losses to continue for at least the next two years.

Although we continue to believe that The Tracker(TM) System has significant commercial potential, our present financial circumstances and past experience require a more narrowly focused and less costly marketing strategy. We currently are examining strategies for applying most advantageously the limited resources we anticipate will have at our disposal if we can obtain additional financing. We are in the process of identifying markets we believe will prove most responsive to our initiatives.

RESULTS OF OPERATIONS

During the prior fiscal year, we derived substantial revenue from our credit card registration service. The period-to-period comparisons that appear below adjust retroactively the results of operations for the three months ended June 30, 1997, to account for the discontinuance of our credit card registration service business.

Our cash sales for the three months ended June 30, 1998 increased 216% to $72,082 as compared to $33,369 a year ago. This increase resulted primarily from the recognition of prior sales made during earlier periods, and not from material increases in sales volume.

Our revenue from sales of the Tracker(TM) System increased 216% to $72,082 for the three months ended June 30, 1998, as compared to $33,369 for the three months ended June 30, 1997. However, cost of sales increased 542% or $42,383 as compared to $7,812 for the comparable 1997 period. The increase in cost of sales resulted from an increase in production costs. Due to the substantial increase in cost of sales, our gross profit for the three months ended June 30, 1998 increased by 16.2%, to $29,700, compared to a gross profit of $25,557 for the three months ended June 30, 1998.

Development costs increased by 945% for the three months ended June 30, 1998 to $170,115, as compared to $17,992 for the comparable 1997 period. The substantial increase in development costs resulted from our efforts to develop new products and services as a result of the discontinuance of our credit card registration service. As a result of our substantial increase in development costs, we experienced a loss of $140,416 for the three months ended June 30, 1998, compared to a gain of $17,992 for the comparable 1997 period.

Our loss for the three months ended June 30, 1998 does not reflect a $588,212 gain derived from our discontinued credit card registration service, compared to a $353,537 loss from the credit card service for the comparable 1997 period. When this is included, we experienced a net profit of $447,797 for the tree months ended June 30, 1998, compared to a $345,972 net loss for the comparable 1997 period. This represents a net gain of $.0197 per share for the first quarter of 1998, as compared to a net loss of $.0166 per share in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

From inception at May 6, 1993 through June 30, 1998, we have received approximately $10,255,204 in net cash from financing activities, net of discontinued operations, some of which are noted below.

During the three months ended June 30, 1998, our net cash used in operations was $49,464 as compared to $433,470 for the year ended March 31, 1998. The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, labels, packaging, marketing and advertising.

At June 30, 1998, we had total current assets of $666,179 as compared to $1,187,699 at March 31, 1998. Current assets consisted of accounts receivable in the amount of $72,082 as compared to $Nil at March 31, 1998, and current deferred charges in the amount of $348,627 as compared to $1,187,699 at March 31, 1998.

At June 30, 1998, we had amount due from stockholders in the amount of $14,072, the same as at March 31, 1998, and long-term deferred charges totaling $231,399 as compared to $275,043 at March 31, 1998.

At June 30, 1998, we had liabilities net of discontinued operations of $2,066,594 as compared to $3,275,560 at March 31, 1998. Such liabilities consist of: accounts payable in the amount of $653,333 at June 30, 1998 as compared to $440,835 at March 31, 1998; accrued liabilities in the amount of $553,592 as compared to $528,399 at March 31, 1998; deferred revenues in the amount of $352,069 as compared to $1,798,727 at March 31, 1998; debentures in the amount of $31,809 as compared to the same as at March 31, 1998; and convertible subordinated debentures in the amount of $475,790 as compared to the same at March 31, 1998. We had long-term deferred revenues in the amount of $363,381 at June 30, 1998 as compared to $412,846 at March 31, 1998.

As of June 30, 1998 and March 31, 1998, respectively, our accumulated deficits totaled $16,553,486 and $17,001,283. To date, we have financed our research and development activities and operations primarily through the sales of its now-discontinued card registration program, private placements of the Company's debt and equity securities, the sale of equity securities pursuant to Regulation S, and loans.

CAPITAL REQUIREMENTS

With the cessation of our credit card registration program, we are currently focusing on selling our personal property identification and recovery system through various channels. Unfortunately, the revenue stream of the personal property identification and recovery system has a much longer selling cycle and thus we anticipate that it will require additional capital in order to meet the needs for our strategic Canadian and United States roll-outs and otherwise implement our business plan in the manner contemplated. The acquisition of equipment, establishment of distribution channels and the conducting of a comprehensive marketing campaign are crucial to our success. We require additional debt or equity funding to conduct and complete such activities. We cannot assure that the necessary funding will be available when needed, in sufficient amounts, on acceptable terms, or at all. If we do not receive sufficient funding on acceptable terms, this could prevent or delay the marketing, sale and operation of our services and will have a material adverse effect on our business, operating results and financial condition.

Our current cash projections indicate that our short-term annual funding requirements will be approximately $2 million for the next twelve months. We anticipate long-term cash needs to be covered by future cash sales and capital or debt financing. There can be no assurance, however, that our actual short and long term liquidity requirements will be consistent with management's projections. During the upcoming twelve months, we plan to seek additional equity/debt financing to conduct such activities as it is anticipated that additional capital will be needed to enhance current cash flows.

We are attempting to obtain additional debt or equity funding. No assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all. Any failure to receive sufficient funding when needed, in sufficient amounts, and on acceptable terms could prevent or delay the marketing, sale and operation of our personal property identification and recovery system and will have a material adverse effect on our business, operating results and financial condition. Moreover, the report of independent accountants covering our financial statements expressed substantial doubt about our ability to continue as a going concern because we are a development stage company and have not yet been able to attract sufficient outside financing or generate significant revenues. Failure to obtain sufficient funding on acceptable terms could affect our ability to continue as a going concern.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, along with Symbol Technologies, Inc. ("Symbol"), have recently been served with a complaint filed by Datastrip (IOM) Limited ("Datastrip") in the United States District Court for the District of Delaware. Datastrip alleges that the Company is infringing on Datastrip's U.S. Patent No. 4,782,221, relating to certain data-encoding technology allegedly developed by Datastrip and that Symbol is inducing infringement of the patent. The complaint seeks injunctive relief and unspecified damages. The Company and Symbol believe, based on advice of Symbol's counsel, that neither the Company nor Symbol are liable to Datastrip and that the claim is frivolous and without merit. Symbol, the supplier of automated card readers to the Company, has agreed to vigorously defend itself and the Company against Datastrip's claim. Symbol, however, has not agreed to indemnify us from any losses that may result from this claim. No new developments have occurred since last reported.

We are not a party to any other material litigation and are not aware of any pending or threatened litigation that would have a material adverse effect upon the Company's business, operating results or financial condition. The Securities and Exchange Commission is investigating trading in the Company's securities. We have no reason to believe that any activity of the Company will result in any liability of the Company under the federal securities laws.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of October 30, 1998, the Company is in default in the payment of interest to its subordinated convertible debenture holders in the aggregate amount of $475,790.


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

10.38+++++++      Agreement dated July 1, 1998 between The Global Tracker
                  Corporation and Warrantech Additive, Inc.

10.39+++++++      License Agreement dated as of July 30, 1998 between The Global
                  Tracker Corporation and The Tracker Corporation of America,
                  Inc.

10.40+++++++      Employment Agreement dated September 24, 1996 between I. Bruce
                  Lewis and The Tracker Corporation of America, Inc.

21.1++++          List of subsidiaries of the Registrant

23+++++++         Consent of Independent Accountants

27.1+++++++       Financial Data Schedule, Fiscal Year Ended March 31, 1998

27.2+++++++       Financial Data Schedule, Fiscal Year Ended March 31, 1997 -
                  Restated

27.3++++++++      Financial Data Schedule, Fiscal Quarter Ended September 30,
                  1998

27.4              Financial Data Schedule, Fiscal Quarter Ended June 30, 1998

99.1++++++++      Cautionary Statement

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

++++          Incorporated by reference from the Registrant's Registration
              Statement on Form S-1 (No. 33-99686).

+++++ Incorporated by reference from the Registrant's Current Report on Form 10-K dated March 31, 1996 (filed July 15, 1996)

++++++ Incorporated by reference from the Registrant's Current Report on Form 10-K dated March 31, 1997 (filed July 3, 1997)

+++++++ Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998)

++++++++ Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q dated November 23, 1998.

(b)      REPORTS ON FORM 8-K

         During the three months ended June 30, 1998, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

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