Form 10-Q
period 1997-12-31
TRACKER CORP OF AMERICA
filed 1999-01-15
CIK 789853

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended DECEMBER 31, 1997, or

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

    Classes of Common Stock                   Outstanding at December 31, 1997
       $0.001 par value                                 21,471,148

                       THE TRACKER CORPORATION OF AMERICA

                                      INDEX



                                                                            Page

Part I.  Financial Information                                                 1

Item 1.  Financial Statements

         Consolidated Balance Sheet as of December 31, 1997
         and March 31, 1997                                                    2

         Consolidated Statement of Operations for the three and nine
         Months ended December 31, 1997 and 1996 and for the Period
         from May 6, 1993 (inception) through December 31, 1997                3

         Consolidated Statement of Cash Flows for the nine months
         Ended December 31, 1997 and 1996 and for the period from
         May 6, 1993 (inception) through December 31, 1997                     4

         Notes to Financial Statements                                         5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   7

Part II. Other Information                                                    10

Item 1.  Legal Proceedings                                                    10

Item 3.  Defaults Upon Senior Securities                                      11

Item 6.  Exhibits and Reports on Form 8-K                                     11

                                     PART I
                             FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       THE TRACKER CORPORATION OF AMERICA
                         ( A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                                            DECEMBER 31,          MARCH 31,
                                                                                               1997                 1997
                                                                                            ------------        ------------

Current assets
  Cash and cash equivalents                                                                 $     84,993        $    105,213
  Short-term investment                                                                             --                  --
  Accounts receivable                                                                             83,523             133,613
  Prepaid expenses and deposits                                                                  200,923             359,526
  Inventory                                                                                       24,348              24,338
  Deferred charges                                                                               871,393           2,820,064
                                                                                            ------------        ------------
       Total current assets                                                                    1,265,180           3,442,754

Due from shareholders                                                                             63,831              61,487
Deferred charges                                                                                  93,998             315,837
Property and equipment (net)                                                                     515,407             418,267
                                                                                            ------------        ------------

       Total assets                                                                         $  1,938,416        $  4,238,345
                                                                                            ============        ============


                       LIABILITIES & SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                                          $    858,810        $    468,764
  Accrued liabilities                                                                            510,062             373,687
  Deferred revenue                                                                             2,754,053           4,509,401
Loan payable                                                                                     200,625                --
  Debenture payable                                                                               31,809              83,991
  Convertible debentures                                                                         475,790             590,746
                                                                                            ------------        ------------
       Total current liabilities                                                               4,831,149           6,026,589


Deferred revenue                                                                                 463,395             613,131

Commitments (Note 10)                                                                               --                  --

Shareholders' deficiency
  $1000 6% Convertible preferred stock, $.001 par value, 500,000 shares
    authorized, Nil (Nil - March 31, 1997) shares issued and outstanding                            --                  --

   Common stock, $.001 par value, 30,000,000 shares authorized,
     18,581,823 (15,925,505 - March 31, 1997) shares issued and outstanding                       19,688              15,925


  Class B voting common stock, $0.00000007 par value, 20,000,000 shares authorized, 2,622,484 (4,862,537 - March 31, 1997) issued
    and outstanding                                                                                 --                  --

  Paid-in capital                                                                             15,361,671          15,207,895
  Other capital                                                                                 (356,002)           (394,333)
  Deficit accumulated during the development stage                                           (17,929,217)        (16,910,816)
  Cumulative translation adjustment                                                             (452,268)           (320,046)
                                                                                            ------------        ------------

    Total shareholders' deficit                                                               (3,356,128)         (2,401,375)
                                                                                            ------------        ------------


    Total liabilities and shareholders' deficit                                             $  1,938,416        $  4,238,345
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

                       THE TRACKER CORPORATION OF AMERICA
                         ( A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                                 FROM INCEPTION
                                                                  FOR THE PERIOD ENDING                          ( MAY 6, 1993)
                                                ---------------------------------------------------------------
                                                3 MONTHS ENDING DECEMBER 31,      9 MONTHS ENDING DECEMBER 31,       THROUGH
                                                    1997             1996             1997             1996      DECEMBER 31, 1997
                                                ------------     ------------     ------------     ------------  -----------------


Revenue                                         $  2,466,727     $    651,357     $  7,619,438     $    895,245     $ 10,084,315

Cost of sales                                      2,192,730          445,808        5,974,604          560,415        7,650,285
                                                ------------     ------------     ------------     ------------     ------------

Gross profit                                         273,997          205,549        1,644,834          334,830        2,434,030
                                                ------------     ------------     ------------     ------------     ------------

Development Costs
  Operational                                        156,240          185,998          641,570          471,828        2,711,253
  Information systems                                 75,249           91,073          265,344          210,143        1,440,742
  Sales and marketing                                182,566          (59,045)         354,217          723,076        4,635,261
  General and administrative                         439,665          860,388        1,402,104        2,025,582       11,575,993
                                                ------------     ------------     ------------     ------------     ------------

Total development costs                              853,719        1,078,414        2,663,235        3,430,629       20,363,248
                                                ------------     ------------     ------------     ------------     ------------


Net profit (loss) applicable to common stock    $   (579,721)    $   (872,865)    $ (1,018,401)    $ (3,095,799)    $(17,929,217)
                                                ============     ============     ============     ============     ============



Profit (Loss) per share of common stock         $     (0.027)    $      (0.05)    $     (0.048)    $      (0.19)    $     (1.566)
                                                ============     ============     ============     ============     ============


Weighted average number of shares
   outstanding                                    21,478,470       19,153,898       21,185,780       16,007,825       11,448,123
                                                ============     ============     ============     ============     ============

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                              FROM INCEPTION
                                                                                                               (MAY 6, 1993)
                                                                     FOR 9 MONTHS ENDED  FOR 9 MONTHS ENDED       THROUGH
                                                                         DECEMBER 31        DECEMBER 31      THROUGH DECEMBER 31,
                                                                            1997                1996                1997
                                                                        ------------        ------------        ------------


Cash flows from (used in) operating activities:
  Net loss                                                              ($ 1,018,401)       ($ 3,095,799)       ($17,929,217)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation                                                             145,698              91,091             512,824
    Loss on sale of long-term investment                                        --                13,414              13,414
    Rent, consulting and marketing services, employee
     compensation settled via the issuance of company
     shares                                                                  165,870           1,232,696           5,284,144
    Changes in assets and liabilities:
        Prepaid expenses and deposits                                       (158,603)            (70,197)           (535,402)
        Accounts receivable                                                   50,090             (69,754)            (83,523)
        Short-term investment                                                   --                43,422                --
        Inventory                                                                (10)             35,191             (24,348)
        Deferred charges                                                   2,170,511          (2,179,090)           (965,390)
        Deferred revenue                                                  (1,905,083)          3,192,033           3,217,449
        Accounts payable and accrued liabilities                             526,420             222,003           1,383,516
                                                                        ------------        ------------        ------------

  Net cash from (used in) operating activities                               (23,508)           (584,990)         (9,126,533)

Cash flows from (used in) investing activities:
  Acquisition of fixed assets                                               (251,881)            (83,853)         (1,036,514)
  Loan to shareholders                                                        (2,344)             (2,499)           (420,243)
  Repayment of loans to shareholders                                            --                  --               356,412
  Note receivable                                                               --                  --              (200,317)
  Repayment of note receivable                                                  --                  --               200,317
  Long-term investment                                                          --                  --            (2,301,372)
  Unwind of long-term investment                                                --                37,037           2,287,958
                                                                        ------------        ------------        ------------

  Net cash from (used in) investing activities                              (254,225)            (49,315)         (1,113,759)
                                                                        ------------        ------------        ------------

Cash flows from (used in) financing activities:
  Issuance of common shares                                                   30,000                --             8,952,530
  Issuance of preferred shares                                                  --             1,050,000           1,050,000
  Issuance of convertible subordinated debentures                               --                  --             2,189,529
  Repayment of debentures and convertible subordinated debentures           (167,138)            (32,284)           (297,401)
  Due to shareholder                                                         200,625                --               200,625
  Repayment to shareholder                                                      --                  --                  --
  Share issue costs                                                             --                  --                  --
                                                                                --              (224,741)         (1,684,735)
                                                                        ------------        ------------        ------------
  Net cash from (used in) financing activities                                63,487             792,975          10,410,548
                                                                        ------------        ------------        ------------

Effect of exchange rate changes                                              194,026             (74,151)            (85,263)

Increase (decrease) in cash and cash equivalents during
  the period                                                                 (20,220)             84,519              84,993

Cash and cash equivalents, beginning of period                               105,213              78,844                --
                                                                        ------------        ------------        ------------

Cash and cash equivalents, end of period                                      84,993        $    163,363        $     84,993
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

                      THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION:

The accompanying financial statements are unaudited except for the balance sheet as of December 31, 1997. They are prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information and notes required by Generally Accepted Accounting Principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation are included. You should read these financial statements in conjunction with the financial statements and accompanying notes from our Annual Report on Form 10-K for the year ended March 31, 1997 filed with the Securities and Exchange Commission.


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


NOTE 3 - GOING CONCERN:

The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern, although the reports of its independent accountant as of and for each of the years ended March 31, 1997 and 1996, express doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - DEFERRED CHARGES:

Deferred charges consist of the following:

                                                            December 31,     March 31,
                                                               1997            1997
                                                            -----------     -----------
Current:
Deferred sales commission (net of cancellation reserve)     $ 1,829,375     $ 2,658,446
Other                                                          (957,982)        161,618
                                                            -----------     -----------
                                                            $   871,393     $ 2,820,064
                                                            -----------     -----------
Long term:
Deferred sales' commission (net of cancellation reserve)    $   189,795     $   281,163
Other                                                           (95,797)         34,674
                                                            -----------     -----------
                                                            $    93,998     $   315,837
                                                            -----------     -----------

                    THE TRACKER CORPORATION OF AMERICA, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements

NOTE 5 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                                   Dec. 31,             March 31,
                                                     1997                 1997
                                                   --------             --------
Directors fees                                     $ 24,431             $ 27,399
Others                                              485,630              346,288
                                                   --------             --------
                                                   $510,062             $373,687
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

DEVELOPMENT STAGE ACTIVITIES

The Company has been in the development stage since its formation. Our present line of business originated in 1994 with the development, marketing, sale and operation of the "Tracker(TM) System." The Tracker(TM) System is a personal property marking and monitoring system that utilizes advanced bar code and laser scanning technology to create an identification device that interfaces with a computer database and scanning network.

From inception through December 31, 1997, the Company has incurred losses totaling approximately $17.9 million, including approximately $2.7 million in operational costs, $1.4 million in research and development expenses, $4.6 million for sales and marketing expenses and $11.6 million in general and administrative expenses. Our activities consist primarily of research and product development, product design, and the development and implementation of marketing strategies needed for the introduction of the Tracker(TM) System.

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

Although we continue to believe that The Tracker(TM) System has significant commercial potential, our present financial circumstances and past experience require a more narrowly focused and less costly marketing strategy. We currently are examining strategies for applying most advantageously the limited resources we anticipate having at our disposal if we can obtain additional financing. We are in the process of identifying markets we believe will prove most responsive to our initiatives.

RESULTS OF OPERATIONS

Our revenues for the nine months ended December 31, 1997 increased 851% to approximately $7.6 million, as compared to approximately $895,000 during the comparable 1996 period. This increase resulted primarily from the launch of our credit card registration service program.

Cost of sales increased 1,066% to almost $6 million as compared to approximately $560,000 for the comparable 1996 period. The disproportionate increase in cost of sales as compared to revenue resulted primarily from the additional expenses the Company incurred in the introduction of the credit card registration program. Our gross profit for the nine months ended December 31, 1997 increased 491% to approximately $1.6 million, as compared to approximately $335,000 for the comparable 1996 period.

Development costs decreased by 22% for the nine months ended December 31, 1997 to approximately $2.7 million, as compared to approximately $3.4 million for the comparable 1996 period. The decrease in development costs reflects efforts to de-emphasize unprofitable lines of business and focus primarily upon our credit card registration program.

As a result of our increase in revenues attributable to the credit card registration service, and the reduction in development cost expenditures, we reduced our net loss for the nine month period ended December 31, 1997 by 33.3% to approximately $1 million as compared to approximately $3 million for the comparable 1996 period. This represents a net loss of $0.048 per share, as compared to a net loss of $0.19 per share for the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

From inception at May 6, 1993 through December 31, 1997, we have received approximately $10.4 million in net cash from financing activities, some of which are noted below.

During the nine months ended December 31, 1997, our net cash used in operations was $23,508 as compared to $584,990 for the comparable 1996 period. The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, labels, packaging, marketing and advertising.

At December 31, 1997, we had total current assets of $1,265,180 as compared to $3,442,750 at March 31, 1997. Current assets consisted of cash and cash equivalents of $84,993 as compared to $105,213 at March 31, 1997, accounts receivable in the amount of $83,523 as compared to $133,613 at March 31, 1997, prepaid expenses and deposits of $200,923, as compared to $359,526 at March 31, 1997, inventory of $871,393, as compared to $2,820,064 at March 31, 1997, and current deferred charges in the amount of $871,393 as compared to $2,820,064 at March 31, 1997.

At December 31, 1997, we had amount due from stockholders in the amount of $63,831, as compared to $61,487 at March 31, 1997, property and equipment (net) of $515,407, as compared to $418,267 at March 31, 1997, and long-term deferred charges totaling $93,998 as compared to $315,837 at March 31, 1997.

At December 31, 1997, we had liabilities of $4,831,149 as compared to $6,026,589 at March 31, 1997. Such liabilities consisted of: accounts payable in the amount of $858,810, as compared to $468,764 at March 31, 1997; accrued liabilities in the amount of $10,062 as compared to $373,687 at March 31, 1997; deferred revenues in the amount of $2,754,053 as compared to $4,509,401 at March 31, 1997; loan payable of $200,625 as compared to $Nil at March 31, 1997;
debentures in the amount of $31,809 as compared to $83,991 at March 31, 1997; and convertible subordinated debentures in the amount of $475,790 as compared to $590,746 at March 31, 1997. We had long-term deferred revenues in the amount of $463,395 at December 31, 1997 as compared to $613,131 at March 31, 1997.

As of December 31, 1997 and March 31, 1997, respectively, our accumulated deficits totaled $17,929,217 and $16,910,816. To date, we have financed our research and development activities and operations primarily through the sales of our card registration program, private placements of the Company's debt and equity securities, the sale of equity securities pursuant to Regulation S, and loans.

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

10.38+++++++      Agreement dated July 1, 1998 between The Global Tracker
                  Corporation and Warrantech Additive, Inc.

10.39+++++++      License Agreement dated as of July 30, 1998 between The Global
                  Tracker Corporation and The Tracker Corporation of America

10.40+++++++      Employment Agreement dated September 24, 1996 between I. Bruce
                  Lewis and The Tracker Corporation of America

21.1++++          List of subsidiaries of the Registrant

23+++++++         Consent of Independent Accountants

27.1+++++++       Financial Data Schedule, Fiscal Year Ended March 31, 1998

27.2+++++++       Financial Data Schedule, Fiscal Year Ended March 31, 1997 -
                  Restated

27.3++++++++      Financial Data Schedule, Fiscal Quarter Ended September 30,
                  1998

27.4+++++++++     Financial Data Schedule, Fiscal Quarter Ended June 30, 1998

27.5              Financial Data Schedule, Fiscal Quarter Ended December 31,
                  1997

99.1++++++++      Cautionary Statement


+ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 12, 1994.

++ Incorporated by reference from the Registrant's Current Report on Form 8-KA dated February 28, 1995 (filed March 15, 1995).

+++ Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 29, 1994 (filed August 12, 1994).

++++ Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-99686).

+++++ Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended dated March 31, 1996 (filed July 15,
         1996)

++++++ Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended dated March 31, 1997 (filed July 3,
         1997)

+++++++ Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended dated March 31, 1998 (filed November 4,
         1998)

++++++++ Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal period ended September 30, 1998.

+++++++++Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 1998.



(b) REPORTS ON FORM 8-K

      During the three months ended December 31, 1997, the Company filed Current Reports on Form 8-K with the Securities and Exchange Commission on September
29, 1997 and October 30, 1997.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: January 14, 1999                  THE TRACKER CORPORATION OF AMERICA, a
                                        Delaware corporation


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