Form 10-Q
period 1998-12-31
TRACKER CORP OF AMERICA
filed 1999-02-19
CIK 789853

DATE FILED:  FEBRUARY 18, 1999


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                                ------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period year ended DECEMBER 31, 1998, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to ____________________

                         Commission file number 0-24944

                       THE TRACKER CORPORATION OF AMERICA
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                             86-0767918
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

180 DUNDAS STREET WEST, SUITE 1505, TORONTO, ONTARIO, CANADA           M5G 1Z8
        (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code       (416) 593-2604


Indicate by check [CHECKMARK] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

         Classes of Common Stock                              Outstanding at February 10, 1999
         -----------------------                              --------------------------------
            $0.001 par value                                             37,516,623

                    THE TRACKER CORPORATION OF AMERICA, INC.

                                      INDEX


                                                                                               Page
                                                                                               ----
Part I.       Financial Information                                                             1

Item 1.       Financial Statements                                                              2

              Consolidated Balance Sheet as of December 31, 1998
              and March 31, 1998                                                                3

              Consolidated Statement of Operations for the three and nine Months ended December 31, 1998 and 1997 and for the Period from May 6,
              1993 (inception) through December 31, 1998                                        4

              Consolidated Statement of Cash Flows for the three months Ended
              December 31, 1998 and 1997 and for the period from May 6, 1993
              (inception) through December 31, 1998                                             5

              Notes to Financial Statements

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                               6

Part II.      Other Information                                                                 10

Item 1.       Legal Proceedings                                                                 10

Item 3.       Defaults Upon Senior Securities                                                   10

Item 6.       Exhibits and Reports on Form 8-K                                                  10

                           PART I FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       THE TRACKER CORPORATION OF AMERICA
                         (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                                          DECEMBER 31,                  MARCH 31,
                                                                                              1998                        1998
                                                                                          ------------                ------------
                                                                                           (UNAUDITED)                  (AUDITED)
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                               $       --                  $       --
  SHORT-TERM INVESTMENT                                                                           --                          --
  ACCOUNTS RECEIVABLE                                                                           23,651                        --
  PREPAID EXPENSES AND DEPOSITS                                                                   --                          --
  INVENTORY                                                                                       --                          --
  DEFERRED CHARGES                                                                             114,421                   1,187,699
                                                                                          ------------                ------------
       TOTAL CURRENT ASSETS                                                                    138,072                   1,187,699

DUE FROM SHAREHOLDERS                                                                           14,072                      14,072
DEFERRED CHARGES                                                                               158,746                     275,043
PROPERTY AND EQUIPMENT (NET)                                                                      --                          --
LONG-TERM INVESTMENT                                                                              --                          --
                                                                                          ------------                ------------

       TOTAL ASSETS                                                                       $    310,889                $  1,476,814
                                                                                          ============                ============


                             LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                                        $    749,503                $    440,835
  ACCRUED LIABILITIES                                                                          603,980                     528,399
  DEFERRED REVENUE                                                                             197,680                   1,798,727
  DEBENTURE PAYABLE                                                                             31,809                      31,809
  CONVERTIBLE DEBENTURES                                                                       475,790                     475,790
                                                                                          ------------                ------------
       TOTAL CURRENT LIABILITIES                                                             2,058,763                   3,275,560


DEFERRED REVENUE                                                                               264,660                     412,846



SHAREHOLDERS' DEFICIT
  $1000 6% CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE, 500,000 SHARES
    AUTHORIZED, NIL (NIL - MARCH 31, 1997) SHARES ISSUED AND OUTSTANDING                          --                          --

   COMMON STOCK, $.001 PAR VALUE, 30,000,000 SHARES AUTHORIZED,
     23,782,128 (22,340,628 - MARCH 31, 1998) SHARES ISSUED AND OUTSTANDING                     21,160                      19,718



  PAID-IN CAPITAL                                                                           15,415,481                  15,371,641
  OTHER CAPITAL                                                                               (356,002)                   (356,002)
  ACCUMULATED DEFICIT                                                                      (17,019,319)                (17,001,283)
  CUMULATIVE TRANSLATION ADJUSTMENT                                                            (73,854)                   (245,666)
                                                                                          ------------                ------------

    TOTAL SHAREHOLDERS' DEFICIT                                                             (2,012,534)                 (2,211,592)
                                                                                          ------------                ------------


    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                           $    310,889                $  1,476,814
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

                                                                                                                  FROM INCEPTION
                                                      FOR 3 MONTHS ENDING             FOR 9 MONTHS ENDING         (MAY 6, 1993)
                                                          DECEMBER 31,                     DECEMBER 31,         THROUGH DECEMBER 31,
                                                -----------------------------     ----------------------------- --------------------
                                                    1998             1997             1998             1997             1998
                                                ------------     ------------     ------------     ------------     ------------

Revenue                                         $     20,117     $     12,393     $    113,630     $     48,114     $    420,351

Cost of sales                                          7,798            2,194           59,222           19,282          159,516
                                                ------------     ------------     ------------     ------------     ------------

Gross profit                                          12,319           10,199           54,408           28,832          260,836
                                                ------------     ------------     ------------     ------------     ------------

Development costs
  Operational                                         43,194              785          153,455              987        1,675,315
  Information systems                                  3,860              378           12,765              475          942,797
  Sales and marketing                                 40,348              917          100,777            1,153        3,537,821
  General and administrative                          43,554            2,209          179,241            2,776        8,015,472
                                                ------------     ------------     ------------     ------------     ------------

Total development costs                         $    130,956     $      4,289     $    446,238     $      5,391     $ 14,171,404

Gain (Loss) from continuing operations              (118,637)           5,910         (391,830)          23,441      (13,910,568)

Gain (Loss) from discontinued operation               (5,985)        (585,631)         373,794       (1,041,842)      (3,108,751)
                                                ------------     ------------     ------------     ------------     ------------

Net Profit (Loss) applicable to common stock    $   (124,622)    $   (579,721)    $    (18,036)    $ (1,018,401)    $(17,019,319)
                                                ============     ============     ============     ============     ============



Profit (Loss) per share of common stock

Loss from continuing operations                      (0.0050)    $     0.0003          (0.0165)    $     0.0011     $     (1.026)

Gain (Loss) from discontinued operation              (0.0003)         (0.0273)          0.0157          (0.0492)         (0.2294)
                                                ------------     ------------     ------------     ------------     ------------

NET LOSS                                             (0.0052)         (0.0270)         (0.0008)         (0.0481)         (1.2559)
                                                ============     ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    23,782,128       21,478,470       23,782,128       21,185,780       13,551,625
                                                ============     ============     ============     ============     ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                     FROM INCEPTION
                                                                      (May 6, 1993)     For 9 months ended  For 9 months ended
                                                                   through December 31,      December 31,       December 31,
                                                                           1998                 1998                1997
                                                                        ------------        ------------        ------------

Cash flows from (used in) operating activities:
  Net loss                                                              $(17,019,319)       $    (18,036)       $ (1,018,401)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation                                                        $    380,019                --               145,698
    Loss on sale of long-term investment                                $     13,414                --                  --
    Rent, consulting and marketing services, employee
     compensation settled via the issuance of company
     shares                                                             $  5,284,144                --               165,870
    Changes in assets and liabilities:
        Prepaid expenses and deposits                                   $    (17,273)               --              (158,603)
        Accounts receivable                                             $    (23,651)            (23,651)             50,090
        Short-term investment                                                   --                  --                  --
        Inventory                                                               --                  --                   (10)
        Deferred charges                                                $   (273,166)          1,189,576           2,170,511
        Deferred revenue                                                $    462,341          (1,749,232)         (1,905,083)
        Accounts payable and accrued liabilities                        $  1,082,540              98,661             526,420
                                                                        ------------        ------------        ------------

  Net cash used in operating activities                                  (10,110,951)           (502,682)            (23,508)
                                                                        ------------        ------------        ------------

Cash flows from (used in) investing activities:
  Due to Global Tracker                                                      285,588             285,588                --
  Acquisition of fixed assets                                           $      6,028                --              (251,881)
  Loan to shareholders                                                  $   (370,484)               --                (2,344)
  Repayment of loans to shareholders                                    $    356,412                --                  --
  Note receivable                                                       $   (200,317)               --                  --
  Repayment of note receivable                                          $    200,317                --                  --
  Long-term investment                                                  $ (2,301,372)               --                  --
  Unwind of long-term investment                                        $  2,287,958                --                  --
                                                                        ------------        ------------        ------------

  Net cash from (used in) investing activities                               264,130             285,588            (254,225)
                                                                        ------------        ------------        ------------

Cash flows from (used in) financing activities:
  Issuance of common shares                                             $  8,997,812              45,282              30,000
  Issuance of preferred shares                                          $  1,050,000                --                  --
  Issuance of convertible subordinated debentures                       $  2,189,529                --                  --
  Repayment of debentures and convertible subordinated debentures       $   (297,401)               --              (167,138)
  Due to shareholder                                                    $          0                --               200,625
  Repayment to shareholder                                              $          0                --                  --
  Share issue costs                                                     $ (1,684,735)               --                  --
                                                                        ------------        ------------        ------------
  Net cash from (used in) financing activities                            10,255,205              45,282              63,487
                                                                        ------------        ------------        ------------

Effect of exchange rate changes                                         $   (408,384)            171,812             194,026

Increase (decrease) in cash and cash equivalents during                           (0)                 (0)            (20,220)
  the period

Cash and cash equivalents, beginning of period                                  --                  --               105,213
                                                                        ------------        ------------        ------------

Cash and cash equivalents, end of period                                          (0)                 (0)       $     84,993
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

NOTE 1 - BASIS OF PRESENTATION:

The financial statements of The Tracker Corporation of America that accompany the notes which follow are unaudited except for our balance sheet as of March 31, 1998. They are prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all the information and notes required by Generally Accepted Accounting Principles for complete financial statements. We believe we have included all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation. You should read these financial statements in conjunction with the financial statements and accompanying notes from our Annual Report on Form 10-K for the year ended March 31, 1998 filed with the Securities and Exchange Commission.


NOTE 2 - NET (GAIN) LOSS PER SHARE:

We use the weighted average number of shares of common stock outstanding to compute Tracker's net gain or loss per share during the periods presented. All earnings per share amounts are presented and, where appropriate, restated to conform to Financial Accounting Standards Board Statement No. 128, Earnings per Share. Statement 128 substitutes the determination of basic and diluted earnings per share for the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, the calculation of basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The calculation of diluted earnings per share is similar to the previously reported fully diluted earnings per share.

NOTE 3 - GOING CONCERN:

We have prepared the financial statements assuming that Tracker will continue as a going concern. However, the reports of our former independent accountant for our 1996-97 and 1995-96 fiscal years and the report of our current independent accountant express doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - DEFERRED CHARGES:

Deferred charges consist of the following:

                                                              December 31,       March 31,
                                                                  1998             1998
                                                                  ----             ----
Current:
Deferred sales commission (net of cancellation reserve)        $   80,309       $  776,055
Other                                                              34,112          411,644
                                                               ----------       ----------
                                                               $  114,421       $1,187,699
                                                               ----------       ----------
Long term:
Deferred sales' commission (net of cancellation reserve)       $  109,486       $  183,041
Other                                                              49,260           92,002
                                                               ----------       ----------
                                                               $  158,746       $  275,043

NOTE 5 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

                                                December 31,     March 31,
                                                    1998           1998
                                                    ----           ----

Directors fees                                    $ 24,432       $ 24,432
Interest expense for convertible debentures        134,366         58,785
Others                                             445,182        445,182
                                                  --------       --------
                                                  $603,980       $528,399
                                                  ========       ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements. The term, "forward-looking statements," is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, and in our oral statements, words or phrases such as "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to denote forward-looking statements. The possible results that may be suggested by forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Some of the factors that might cause such differences include risks associated with the development of a new technology; technological obsolescence; dependence on the Tracker(TM) System and the uncertainty of its market acceptance; history of operating losses and expectation of future losses; limited sales and marketing experience; heightened competition; lack of manufacturing capability and dependence on contract manufacturers and suppliers; dependence on proprietary technology, including the adequacy of patent and trade secret protection; retention of key personnel and recruitment of additional qualified skilled personnel; and the failure to raise additional funds.

Do not place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date made and may not reflect events or circumstances which occur thereafter. Carefully review and consider the various disclosures we make in this report and in our other public filings to advise interested parties of the risks factors and other uncertainties that may affect our business.

DEVELOPMENT STAGE ACTIVITIES

Tracker has been in the development stage since its formation. Our present line of business originated in 1994 with the development, marketing, sale and operation of the "Tracker(TM) System." The Tracker(TM) System is a personal property marking and monitoring system that utilizes advanced bar code and laser scanning technology to create an identification device that interfaces with a computer database and scanning network.

From inception through December 31, 1998, we have incurred losses totaling approximately $17 million, including approximately $1.7 million in operational costs, $943,000 in research and development expenses, $3.5 million in sales and marketing expenses and $8 million in general and administrative expenses. Our development stage activities have consisted primarily of research and product development, product design, and the creation and implementation of marketing programs to sell The Tracker(TM) System. We have generated limited revenue and sustained significant operating losses each year since inception. We expect such losses to continue for at least the next two years.

Although we continue to believe that The Tracker(TM) System has significant commercial potential, our present financial circumstances and past experience require adoption of a more narrowly focused and less costly marketing strategy. We are in the process of identifying markets we believe will prove most responsive to our initiatives and developing strategies for optimizing the limited resources we will have if we obtain additional financing. We are also evaluating unrelated business opportunities that might benefit Tracker by reducing our reliance on The Tracker(TM) System as a sole source of revenue and earnings.

RESULTS OF OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

Discontinued Operations: During the 1996-97 fiscal year and the first half of the 1997-98 fiscal year we derived substantial revenue from discontinued operations. The period-to-period comparisons that appear below adjust retroactively our results of operations to account for the discontinuance.

Overall Performance: Our total net loss, including the net loss from discontinued operations, totaled $124,622 and $18,036 during the three and nine months ended December 31, 1998, as compared to $579,721 and $1,018,401 during the same periods in 1997. Our net loss from continuing operations totaled $118,637 and $391,830 during the three and nine months ended December 31, 1998, as compared to gains of $5,910 and $23,441 during the same periods in 1997. The 1997 gains are largely attributable to the allocation of most 1997 expenses to discontinued operations.

Revenue: Our revenue for the three months ended December 31, 1998 increased 62% to $20,117 as compared to $12,393 one year ago. The revenue for the nine months ended December 31, 1998 increased 136% to $113,630 as compared to $48,114 a year ago. We attribute this revenue increase to the mid-1998 settlement of our lawsuit with the Securities and Exchange Commission. This settlement permitted us to redirect our scarce resources from the defense of the lawsuit to our business.

Cost of Sales: Cost of sales increased 281% or $7,798 for the three-month period ended December 31, 1998, as compared to $2,194 for the comparable 1997 period. For the nine-month period ended December 31, 1998, cost of sales grew 207% to 59,222 as compared to $19,282 one year ago. Our cost of sales increased significantly because of the higher production costs Tracker experienced as our product mix shifted from simple labels to metal tags that require assembly.

Gross Profits: Notwithstanding disproportionate increases in cost of sales, gross profits increased in both the three-month period and the nine-month period ended December 31, 1998. For the three-month period, gross profits increased by 20%, to $12,319 as compared to the comparable 1997 period. For the nine-month period, gross profits increased by 88.7%, to $54,408, as compared to the comparable 1997 period. We believe gross profits increased because of a renewed focus on sales following settlement of the FTC suit.

Development Costs: Development costs fall into four categories: Operational, Information systems, sales and marketing, and general and administrative. Operational includes the costs to operate The Tracker(TM) System call center and recovery service, and compensation costs for operations and security personnel. Information systems includes compensation costs for MIS personnel. Sales and marketing includes compensation costs for sales and marketing personnel, trade show attendance and software development. General and administrative includes executive and secretarial compensation and rent.

Prior to the discontinuance of the credit card registration service, we allocated development costs between our business segments on a percentage basis based upon revenue. Because discontinued operations generated a disproportionate amount of revenue, we attributed to it most of our development costs. Since the discontinuance, we have shifted the allocation of development costs solely to the Tracker(TM) System product line. Because of this change in methodology, total development costs appear to have increased by 3050% for the three months ended December 31, 1998, to $130,956, compared to the comparable 1997 period, and by 8277% for the nine months ended December 31, 1998, to $446,238, as compared to $5,391 one year ago.

LIQUIDITY AND CAPITAL RESOURCES

Our operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock, notes and debentures totaling approximately $10,255,205, net of discontinued operations. During the nine months ended December 31, 1998, our net cash used in operations was $502,682 as compared to $23,508 for the comparable 1997 period. The substantial increase in cash used in operations during the 1998 period reflects the reduction in cash flows previously generated by discontinued operations without a commensurate increase in cash flows from sales of The Tracker(TM) System. Cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, labels, packaging, marketing and advertising.

At December 31, 1998, we had total current assets of $138,072 as compared to $1,187,699 at March 31, 1998. Current assets consisted of accounts receivable in the amount of $23,651 as compared to Nil at March 31, 1998, and current deferred charges in the amount of $114,421 as compared to $1,187,699 at March 31, 1998. The substantial decrease in current assets at December 31, 1998 as compared to March 31, 1998 results from the disposition of assets in the intervening period as a result of the bankruptcy of our wholly-owned subsidiary, Tracker Canada.

At December 31, 1998, we had amount due from stockholders of $14,072, the same as at March 31, 1998, and long-term deferred charges totaling $158,746 as compared to $275,043 at March 31, 1998. The amount due from stockholders primarily reflects expenses advanced to our Chief Executive Officer who, to enable Tracker to conserve cash, has not drawn a salary since Fall 1997. The reduction in long-term deferred charges reflects the reduced deferred commission expense resulting from discontinued operations.


At December 31, 1998, we had liabilities of $2,058,763 as compared to $3,275,560 at March 31, 1998. We experienced an approximately $1.6 million reduction in liabilities through the recognition of deferred revenue from discontinued operations. Other liabilities increased approximately $400,000 in the intervening period. Such liabilities consist of: accounts payable in the amount of $749,503 at December 31, 1998 as compared to $440,835 at March 31, 1998; accrued liabilities in the amount of $603,980 as compared to $528,399 at March 31, 1998; deferred revenues in the amount of $197,680 as compared to $1,798,727 at March 31, 1998; debentures in the amount of $31,809 as compared to the same as at March 31, 1998; and convertible subordinated debentures in the amount of $475,790 as compared to the same at March 31, 1998. We had long-term deferred revenues in the amount of $264,660 at December 31, 1998 as compared to $412,846 at March 31, 1998.

As of December 31, 1998 and March 31, 1998, respectively, our accumulated deficits totaled $17,019,319 and $17,001,283. To date, we have financed our research and development activities and operations primarily through sales generated by discontinued operations, private placements of debt and equity securities, the sale of equity securities pursuant to Regulation S, and loans.

CAPITAL REQUIREMENTS

We are currently focusing on commercializing our personal property identification and recovery system through various distribution channels. The acquisition of equipment, establishment of distribution channels and the execution of a comprehensive marketing campaign are crucial to our success. We believe the system has a selling cycle of up to 24 months and, as a result, additional capital will be required before our revenue stream grows to support these activities. We cannot assure that the necessary equity or debt funding to support this effort will be available when needed, in sufficient amounts, on acceptable terms, or at all. If we do not receive sufficient funding on acceptable terms, this could prevent or delay the marketing, sale and operation of our services and will have a material adverse effect on our business, operating results and financial condition.

Our current cash projections indicate that its short-term annual funding requirements will be approximately $2 million for the next twelve months. We anticipate that future cash sales and equity or debt financing will cover long-term cash needs, but this might not occur. We are currently seeking additional equity/debt financing to finance our immediate working capital needs and supplement future cash flows. No assurance can be given that the necessary funding will be available to us when needed, in sufficient amounts, on acceptable terms, or at all. Any failure to receive sufficient funding when needed, in sufficient amounts, and on acceptable terms would affect our ability to continue as a going concern.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, along with Symbol Technologies, Inc. ("Symbol"), are defendants in a lawsuit filed by Datastrip (IOM) Limited ("Datastrip") in the United States District Court for the District of Delaware. Datastrip alleges that Tracker is infringing on Datastrip's U.S. Patent No. 4,782,221, relating to certain data-encoding technology allegedly developed by Datastrip and that Symbol is inducing infringement of the patent. The complaint seeks injunctive relief against both Tracker and Symbol, and unspecified damages against Symbol. We believe, based on advice of Symbol's counsel, that neither Tracker nor Symbol are liable to Datastrip and that the claim is frivolous and without merit with regard to both facts and law. Symbol is vigorously defending itself and us against Datastrip's claim. Discovery has been completed, including dicovery of expert witnesses. Based on the results of discovery, Symbol's counsel, on February 18, 1999, filed four motions with the district court seeking summary judgment. Symbol, however, has not agreed to indemnify us from any losses that may result from this claim.

We are not a party to any other material litigation and are not aware of any pending or threatened litigation that would have a material adverse effect upon our business, operating results or financial condition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of December 31, 1998, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790 plus accrued interest.


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

+++++ Incorporated by reference from the Registrant's Current Report on Form 10-K dated March 31, 1996 (filed July 15, 1996)

++++++ Incorporated by reference from the Registrant's Current Report on Form 10-K dated March 31, 1997 (filed July 3, 1997)

+++++++ Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998)

++++++++ Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q dated November 23, 1998.

+++++++++Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q dated November 23, 1998.

(b)      REPORTS ON FORM 8-K

         No reports were filed on on Form 8-K during the three months ended December 31, 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 18, 1999      THE TRACKER CORPORATION
                             OF AMERICA, a Delaware
                             corporation


                             By:      /s/ Bruce I. Lewis
                                      Bruce I. Lewis
                                      Chairman of the Board,
                                      Chief Executive Officer
                                      (Principal Executive Officer)