Form 10-K
period 1999-03-31
TRACKER CORP OF AMERICA
filed 1999-07-16
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ____________

                                    FORM 10-K


(Mark  One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For  the  fiscal  year  ended  MARCH  31,  1999,  or
                                 ----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For  the  transition  period  from  _______________________________________

                                                  Commission file number 0-24944
                                                                         -------

                    THE TRACKER CORPORATION OF AMERICA, INC.
                    ----------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                               86-0767918
                --------                               ----------
     (State or Other Jurisdiction                   (I.R.S. Employer
   Incorporation or of Organization)               Identification  No.)

180 DUNDAS STREET WEST, SUITE 1505, TORONTO, ONTARIO, CANADA          M5G1Z8
------------------------------------------------------------          ------
(Address and Zip Code of Principal Executive Offices)               (Zip Code)

                                 (416) 593-2604
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: NONE
           ----

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: NONE
           ----

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 30, 1999, there were issued and outstanding 50,388,579 shares of the Registrant's capital stock, consisting of 50,388,579 shares of the Registrant's common stock, par value $0.001 per share (the "Common Stock"). [46,212,506] shares of the Registrant's capital stock is held by non-affiliates. The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates at such date was $[13,863,752] (calculated on the basis of $0.30 per share which was the average of the high bid and low asked quotations for the Registrant's Common Stock on the OTC Bulletin Board on June 30, 1999).

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

     Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 16, 1996, Registration Number 333-14229

     Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 23, 1996, Registration No. 333-14685.

     Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 14, 1999, Registration Number 333-70615.

     Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 14, 1999, Registration Number 333-70565.

                                   TABLE OF CONTENTS

PART I
-------
1.          Business                                                                1
2.          Properties                                                             10
3.          Legal Proceedings                                                      10
4.          Submission of Matters to a Vote of Security Holders                    11

PART II
-------

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

PART III
--------

10.         Directors and Executive Officers of Registrant                         20
11.         Executive Compensation                                                 23
12.         Security Ownership of Certain Beneficial Owners and Management         33
13.         Certain Relationships and Related Transactions                         34

PART IV
--------

14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K        38
15.         Signatures                                                             43

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                        F-1
-------------------------------------------

                                     PART I

                                ITEM 1.  BUSINESS

CORPORATE  HISTORY

     The Tracker Corporation of America, Inc. (sometimes "Tracker U.S." or the "Company") developed, markets and sells and operates a personal and corporate property marking and monitoring system (the "Tracker System"). The Tracker System utilizes advanced bar code and laser scanning technology to create an identification device which interfaces with a computer database and scanning network (the "Technology"). The Company's Website is located at www.tracker.com.

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

BACKGROUND

     Tracker Canada, which originated the Company's present line of business, was incorporated in May 1993 and, until February 1998, was an operating subsidiary of Tracker U.S. Tracker Canada supported the development, marketing and sale of the Tracker System. The subsidiary's functions included personnel recruitment and management, advanced bar code and laser scanning technology research and development (including proprietary software development), key supplier relationships and business and marketing planning.

Until 1995, the operations of Tracker Canada generated the Company's sole source of revenue. During the fiscal year ended March 31, 1996, the Company, through Tracker U.S., introduced a credit card registration service marketed by independent telemarketing firms. Subsequently, cash sales increased from $382,632 for the 1995-96 fiscal year to $7,977,881 for the fiscal year ended March 31, 1997. The increase in cash sales (and the corresponding increase in recorded revenues) for the 1996-97 fiscal year was due primarily to the increase in sales from the Company's credit card registration service.

     FTC  LAWSUIT;  BOARD  OF  DIRECTORS  AND  OFFICER  RESIGNATIONS

     In September 1997, the U.S. Federal Trade Commission (the "FTC") filed a lawsuit against the Company in the U.S. District Court, Northern District of Georgia alleging the Company's credit card registration service had violated
Section  5  of  the  Federal  Trade  Commission  Act and the FTC Trade Regulator

Telemarketing Sales Rule. The FTC obtained a temporary restraining order ("TRO") halting the further sale of credit card registration services and an injunction freezing the Company's assets. Upon completing an internal investigation, the Company elected to discontinue credit card registration service operations.

     Following commencement of the lawsuit, four members of the Company's five-member Board of Directors, including all of its non-employee outside directors, tendered their resignations. Subsequently, the Company's Chief Financial Officer resigned as an executive officer, leaving Bruce I. Lewis, the Company's Chief Executive Officer, as the Company's sole Director and executive officer.

     The Company settled the FTC lawsuit on July 28, 1998. The settlement, among other things, permanently barred the Company and Mr. Lewis from engaging directly or indirectly, in the business of credit card registration or promotion.

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

     GLOBAL  TRACKER

     On February 10, 1998, the Global Tracker Corporation ("Global Tracker"), a newly formed Ontario, Canada corporation, acquired substantially all of Tracker Canada's assets at arm's length in a bankruptcy proceeding. Shortly thereafter, Global Tracker entered into an agreement with the Company which permitted the Company to use personnel retained by Global Tracker and assets formerly owned or leased by Tracker Canada to continue the business formerly conducted by Tracker Canada. As a result of this arrangement, Tracker U.S. continued on a limited basis the business formerly operated by Tracker Canada.

     Since February 26, 1998, Global Tracker has expended approximately $700,000 to support the Company's business operations. Jay S. Stulberg, Company's President, Chief Operating Officer and Chief Financial Officer, has personally loaned Global Tracker approximately $20,000 (USD) in operating capital. Jay S. Stulberg is Global Tracker's sole shareholder. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Global Tracker."

     On July 30, 1998, the Company entered into a License Agreement with Global Tracker. The License Agreement grants the Company an exclusive worldwide license to commercially exploit the technology formerly owned by Tracker Canada. The license is for a renewable seven-year term and provides for payment of a 12% royalty on gross revenues commencing in the second year of the license.

     Contemporaneously, Global Tracker entered into short-term agreements with the Company to provide (i) management services, research and development and customer support, and (ii) office equipment, including computers, local area network, telephone system, copier, fax and furniture.

THE  PRODUCT

     THE  TRACKER(TM)  SYSTEM

     The Tracker System consists of an identification device and a relational database that, depending upon the application of the product, works in tandem with a scanning network and a recovery system.

     Identification  Device
     ----------------------

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

     Relational  Database
     --------------------

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

     Scanning  Network
     -----------------

     The Company has developed a network consisting of a series of PDF 417-capable scanners. The laser scanner reads the serial number displayed on the identification device and transmits that information to the Company's relational database. Scanners are also utilized with the Company's inventory control and asset management systems. As of June 30, 1999, the Company had placed scanners in 34 police stations and other sites in Canada and 24 sites in the United States, as compared to 39 placements in Canada and 25 in the United States as of June 30, 1998.

     Recovery  System
     ----------------

     The recovery system is the method, after the scanner reads the identification device and transfers the data via modem to the central database, by which the Company notifies a user of an item's location and arranges for its retrieval.

     As of June 30, 1999, utilization of The Tracker System had resulted in over 500 successful recoveries. While these recoveries demonstrate the effectiveness of the system, to date the system has not generated sufficient sales volume.

     STRATEGIC  FOCUS

     The Company introduced The Tracker System to a limited test market in Toronto, Canada in October 1994. The Company also began testing potential markets for The Tracker System in the United States and offering the service through diverse marketing channels such as joint promotional partners, selected retailers, telemarketers and network referral marketers.

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

Initially, the Company developed a personal property security kit. The personal property recovery kit included 24 possession labels, eight clothing labels and 10 assorted shoe, key, luggage, and pet tags. The initial purchase was packaged as a membership service term. In addition to the personal property kit, the Company also marketed the system indirectly as a value-added service offered by third parties.

     While management has conceived of many other potential applications for The Tracker System, the Company's past experience and present financial circumstances dictate a more narrowly focused strategy. A more narrowly defined product/service is being proposed for the consumer market. For the business market, the Company has developed applications for fixed asset management and point of manufacture warranty protection

Applications
------------

     Inventory Control. The Company believes that The Tracker System provides an efficient method for tracking inventory and accessing related information. On July 1, 1998, the Company signed a two-year agreement with Warrantech Additive, Inc. ("Warrantech"), a wholly-owned subsidiary of Warrantech Automotive, Inc., to provide personal property identification labels and global recovery services to automobile dealers participating in Warrantech's vehicle service contract business. Through the labels, the Company will provide immediate access to vehicle service information contained in the Company's relational database.

     Fixed Asset Management. The Company also believes that The Tracker System can provide an efficient method for tracking and managing fixed assets. The Company has recently completed the sale and installation of a newly designed fixed asset management service for Sony Corporation ("Sony"). The service links labels affixed to certain of Sony's physical assets to information contained in the Company's relational database and recovery network.

     Point of Manufacture. Manufacturers of products, such as computer chips, bicycles, power tools, electronic equipment, cameras and auto parts, can use The Tracker System by laser etching or otherwise applying a serial number containing specially coded insignia directly onto or into products during the manufacturing process. The Company believes that the coded insignia adds value to a product by increasing the likelihood of recovery in the event of loss or theft and provides an additional tool for combating retail and warranty fraud. The Company anticipates that if such contracts are procured, the manufacturers will absorb the cost of laser etching either directly or indirectly (i.e. in the unit price charged to the manufacturers by the Company). Currently, however, the Company does not have a contract with any manufacturer to laser etch or otherwise apply coded insignia at the point of manufacture.

Niches
------

    The Company's long-term strategy is to introduce applications of The Tracker System in select market niches and establish the system as a dominant brand-name therein. Currently, management is identifying market niches it believes will prove most responsive to the Company's initiatives. Among the niches the Company is considering are an international pet registry lost and found, a key return service and a bike registration program. In addition, the Company intends to market The Tracker System as an inventory control and fixed asset management program to Fortune 1000 companies.

     MARKETING  AND  DISTRIBUTION

     The Company is approaching the marketing and distribution of The Tracker System in several ways.

     Alliances,  Sponsorships  and  Promotional  Programs
     ----------------------------------------------------

     The Company hopes to establish credibility and confidence in the marketplace by, among other things, affiliations, alliances, sponsorships, and promotional programs with well recognized, stable and reputable organizations. The Company is beginning to establish promotional programs with manufacturers of consumer specialty products that have a high potential for loss. In May 1997, the Company entered into an agreement with Schwinn Cycling & Fitness Inc. ("Schwinn"), a United States manufacturer of quality bicycles and accessories. In February 1999, Schwinn placed an additional order for 50,000 Tracker labels to be combined with bicycle locks Schwinn is manufacturing in Taiwan.

The Company also intends to approach affinity groups, such as charities and police benevolent societies, to market Tracker labels as promotional incentives.

Finally, the Company intends to explore the feasibility to establishing an international pet registry marketed through veterinarians, animal shelters and humane societies.

     Direct  Marketing
     -----------------

The Company also intends to build on its success in procuring contracts with Warrantech and Sony Corporation through direct marketing of The Tracker System as an inventory and asset management program for Fortune 1000 companies.

     Material  Backlogs;  Commissions
     --------------------------------

     The Company has no material backlog of orders. The Company has granted, and may grant in the future, commissions and other payments in connection with the distribution of its products.

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

KEY  SUPPLIERS

     The Company's ability to market and sell The Tracker System depends in part on its ability to procure necessary equipment, supplies and services. These agreements or understandings tend to be informal, may be difficult to enforce, and may be subject to termination. Accordingly, there can be no assurance that equipment, supplies or services will be available when needed by the Company or on terms favorable to the Company. Any unavailability of such equipment, supplies or services on terms favorable to the Company could prevent or delay the development, marketing, sale, operation and effectiveness of the Company's products and could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company procures scanning equipment from Symbol Technologies, Inc. ("Symbol"). Symbol's PDF 417 is an advanced two-dimensional stacked symbology. In 1992, Symbol introduced the PDF 1000 laser scanner, the first laser scanner to read two-dimensional bar code. The PDF 1000 laser scanner scans 30 times faster than conventional scanners, decodes in a rastering pattern across and down the PDF 417 symbol, reads both PDF 417 (two-dimensional codes) and linear bar codes (one-dimensional codes), and is able to read poorly printed or damaged codes that have been defaced up to 60%. On May 18, 1999, the Company entered into an agreement with Symbol whereby, subject to certain minimum annual purchase requirements, the Company was granted the exclusive right to use, for personal property identification and recovery purposes, Symbol's PDF 1000 laser scanners in Canada, the United States and Europe.

COMPETITION

     The Company faces competition from firms providing alternative personal property identification methods. These methods include tracking by serial number, tracking by the personal property owner's imprinted name and address and conventional forms of insurance that reimburse consumers for lost items. Although no firm commands significant market share, most have substantially greater financial, technical, marketing and management resources than the Company. The successful introduction of such services by this or any other competitors, or the introduction by competitors of ineffective systems that damage the credibility of the Company's industry as a whole, may have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully with existing or new competitors.

INTELLECTUAL  PROPERTY  PROTECTION  AND  INFRINGEMENT

     The Company will rely on a combination of patent laws (if applicable), trade secret laws, nondisclosure and other contractual agreements, and technical measures to protect the confidential information, know-how and proprietary rights relating to its personal property identification and recovery system. The above protections may not preclude competitors from developing a personal property identification and recovery system that is competitive with the Company's system. The Company does not believe that its products and other confidential and proprietary rights infringe upon the proprietary rights of third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future. The successful assertion of such claims would have a material adverse effect on the Company's business, operating results and financial condition.

The Company has no registered trademarks or service marks, nor any active trademark or service mark applications pending with the U.S. Patent and Trademark Office or with other regulatory authorities.

CAPITAL  REQUIREMENTS

     The Company requires additional capital to implement its business plan and satisfy the claims of its major creditors. The failure to settle these claims for substantially less than what its major creditors demand would have a material adverse effect on the Company's prospects.

     During the upcoming 12 months, the Company plans to seek additional equity financing to conduct such activities, as it is anticipated cash flows from revenues will not be sufficient to fund the business plan until January 2002. In addition, there can be no assurance that cash flows from revenues will be sufficient to fund the business plan in the timeframe anticipated by the Company, if at all. For a complete discussion on capital requirements, see

"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Capital Requirements."

EMPLOYEES

     As of June 30, 1999, the Company, through contractual arrangements with Global Tracker, employed a total of 16 persons, including two in management, three in administration and accounting, six in operations (three of whom are part-time), four in sales and marketing and one in information systems. The Company's future success will depend in large part on its ability to attract, train and retain highly skilled and qualified personnel. There can be no assurance that the Company will be successful in attracting, training and retaining such personnel.

     None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages, and the Company believes that its relations with its employees are excellent.

GOVERNMENTAL  REGULATIONS

     The Company is not subject to any governmental regulations other than those applicable to businesses generally. Although the Company believes it is in compliance with all currently applicable regulations, additional regulations could be enacted in the future that could have an adverse effect on the Company's business, operating results and financial condition. The Company is not affected by federal, state or provincial, and local environmental protection laws and regulations.


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

     On or about December 1, 1999, the Company will vacate its existing premises and occupy approximately 3,500 square feet of office premises in Toronto leased by Global Tracker for the Company on the same terms and conditions at a rate of $5,000 per month. The Company does not anticipate any difficulty in securing adequate new space in the event Global Tracker terminates the sublease. The Company believes that suitable additional space will be available as needed if future expansion is required.

                           ITEM 3.  LEGAL PROCEEDINGS

          The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that would have a material adverse effect upon the Company's business, operating results or financial condition.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     During the third quarter of the fiscal year ended December 31, 1998, the security holders of the Company amended the Company's Articles of Incorporation to authorize the issuance of 50,000,000 shares of Common Stock, 6,500,000 shares of blank check preferred stock and 100,000 shares of Class B Common Stock.

     During the fourth quarter of the fiscal year ended March 31, 1999, no matters were submitted to a vote of the security holders of the Company.



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


Quarter Ended             High      Low
------------------       -------  -------
June 30, 1997            $0.1415  $0.0625
September 30, 1997       $0.3700  $0.1300
December 31, 1997        $0.2100  $0.0450
March 31, 1998           $0.0725  $0.0130
June 30, 1998            $0.1150  $0.0150
September 30, 1998       $  0.09  $ 0.075
December 31, 1998        $  0.11  $  0.05
March 31, 1999           $0.1775  $0.0725
June 30, 1999            $  0.35  $  0.10

     On June 30, 1999, the high and low bid quotations for the Company's Common Stock on the OTC Bulletin Board were $0.320 and $0.280, respectively. As of June 30, 1999, there were 50,388,579 shares of Common Stock outstanding held by approximately 355 holders of record, including broker-dealers and clearing corporations holding common shares on behalf of their customers.

     The Company has never paid any cash dividends on its Common Stock and does not intend to pay any cash dividends in the foreseeable future. Future earnings, if any, will be retained to fund the development and growth of the Company's business.

                  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for the Company presented below should be read in conjunction with the detailed information and financial statements appearing elsewhere in this Report. The selected consolidated financial data at March 31 1995, 1996 and 1997 and for the years ended March 31, 1995, 1996 and 1997 have been derived from the audited consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants, after giving effect to reclassifications made to reflect discontinued operations occurring in fiscal 1998. The selected consolidated financial data at March 31, 1998 and 1999 and for the year ended March 31, 1998 and 1999 have been derived from the audited consolidated financial statements of the Company which have been audited by Hirsch Silberstein & Subelsky, P.C., independent accountants.

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


CONSOLIDATED STATEMENT OF OPERATIONS      Fiscal Year       Fiscal Year       Fiscal Year       Fiscal Year       Fiscal Year
                                            Ended             Ended          Ended March          Ended             Ended
                                         March 31, 1995    March 31, 1996     31, 1997(1)      March 31, 1998    March 31, 1999
Revenues                               $        10,187   $       106,522   $       138,462   $        51,551   $       126,875
Loss from continuing operations             (5,068,583)       (6,090,730)         (163,483)         (152,517)       (1,030,979)
Gain (loss) from discontinuing                      --                --        (3,544,595)           62,050           279,225
Operations Net Income (Loss)
per share of common  stock                        0.71              0.57              0.22             0.004
                                                                                                                         0.023

CONSOLIDATED BALANCE SHEET DATA        March 31, 1995    March 31, 1996    March 31, 1997    March 31, 1998    March 31, 1999

Total assets                           $     1,669,452   $     1,193,742   $     4,238,345   $     1,476,814   $       487,921
Total current liabilities                    1,446,543         2,393,631         6,026,589       3,275,560(2)        1,748,376
Long-term debt                                      --                --           613,131           412,846           215,244
Stockholders' equity (deficit)                 222,909        (1,378,742)       (2,401,375)       (2,211,591)       (1,475,699)
Working capital                               (444,686)       (1,728,529)       (2,583,835)       (2,087,861)       (1,416,128)

(1)     After  giving  effect  to  certain  reclassifications  made  to  reflect discontinued operations that occurred in 1998.
(2)     Included  in  total  current  liabilities  for March 31, 1999 are $ 507,599 of subordinated debentures and $ 197,602 of current  deferred  revenues  (as  compared  $507,599 of subordinated debentures and $1,798,727 of current deferred revenues for
March  31,  1998,  with  $590,746  of  subordinated  debentures and $4,509,401 of current deferred revenues for March 31, 1997,
$1,460,000  of  convertible  subordinated  debentures  and  $115,241  of current deferred revenues for March 31, 1996 and $0 of convertible  subordinated  debentures  and  $10,998  of  deferred  revenues  for  March  31,  1995).


     As of March 31, 1999, the Company is in default in the payment of interest to its subordinated debentureholders in the aggregate amount of $115,209. The Company has contacted all subordinated debentureholders by written correspondence and asked that they forebear from any collection action. To date, no collection action has commenced.


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

OVERVIEW

     Prior to the Reorganization effective July 12, 1994, Tracker U.S. (then Ultra Capital Corp.) had conducted no significant operations or activities. Tracker Canada, which originated the present line of business, The Tracker System, had its inception on May 6, 1993. The Company has been in the development stage since its formation.

     The  Company  launched  The  Tracker  System  in  a  limited test market in
Toronto, Canada in October 1994. The Company also began to test potential markets for The Tracker System in the United States and to offer the service through diverse marketing channels such as joint promotional partners, selected retailers, telemarketers and network referral marketers. Those efforts were unsuccessful.

In September 1997, the U.S. Federal Trade Commission filed a lawsuit against the Company in federal district court alleging the Company's credit card registration service had violated Section 5 of the Federal Trade Commission Act and the FTC Trade Regulator Telemarketing Sales Rule. The Company settled the FTC lawsuit on July 28, 1998. The settlement permanently barred the Company and its chief executive officer, Bruce I. Lewis, from engaging directly or indirectly, in the business of credit card registration or promotion.

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

     On February 26, 1998, the Global Tracker Corporation ("Global Tracker") acquired substantially all of Tracker Canada's assets at arm's length in a bankruptcy proceeding. Shortly thereafter, Global Tracker entered into an agreement with the Company which permitted the Company to use personnel retained by Global Tracker and assets formerly owned or leased by Tracker Canada to continue the business formerly conducted by Tracker Canada. As a result of this arrangement, Tracker U.S. has continued on a limited basis the business formerly operated by Tracker Canada.

     The Company continues to believe that The Tracker System has significant commercial potential. However, there can be no assurance that sales made by the Company will be at volumes and prices sufficient for the Company to achieve profitable operations.

     The Company has been unprofitable since inception. During the fiscal year ended March 31, 1999, the Company incurred a net loss of $751,754 (net of a $279,225 gain from discontinued operations) and, at the end of such period, had an accumulated deficit of $17,707,856. The Company expects to continue to incur losses through at least the 4th quarter of fiscal 2000. From the date of inception (May 6, 1993) through March 31, 1999, the Company had realized revenues of 413,033,217 (including discontinued operations of $12,599,621). The

Company will require additional capital in order to implement its business plan in the manner contemplated. See "Capital Requirements" below. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, or at all, or that the Company will be able to achieve profitable operations. If the Company is unable to obtain such financing or achieve profitable operations, it may be forced to cease operations.

     Historical financial information prior to the Reorganization effective July 12, 1994 is that of Tracker Canada. Revenue for Company services is recognized on a straight-line basis over the term of service offered. Amounts received for which service has not yet been provided are recorded as deferred revenue. As of March 31, 1999, the amount of deferred revenue (current and long term) was $412,846 compared with $2,211,573 as of March 31, 1998.

RESULTS  OF  OPERATIONS

FISCAL  YEAR  ENDED  MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

Cash sales for the fiscal year ended March 31, 1999 decreased to $126,875 (NIL discontinued operations) as compared to $5,731,777 ($5,680,226 from discontinued operations) for the fiscal year ended March 31, 1998. Because the Company recognized these cash sales on a straight-line basis over the term of service offered, recorded revenues for the fiscal year ended March 31, 1999 decreased to $1,925,602 as compared to $8,642,737 for the fiscal year ended March 31, 1998. The decrease in revenues during the year was due primarily to the Company's recognition of deferred revenues from its now discontinued credit card registration service.


                         MARCH  31,  1999              MARCH  31,  1998
                    --------------------------   -------------------------

                    Continuing    Discontinued   Continuing   Discontinued
                    operations     operations    operations    operations

Cash Sales         $    126,875   $         NIL  $   51,551   $ 5,680,226
Revenue            $    126,875   $  1,798,7276  $   51,551   $ 8,591,186
Net Income (loss)   ($1,030,979)  $     279,225   ($152,517)  $    62,050

     During the fiscal year ended March 31, 1999, the Company incurred a net loss of $1,030,979 as compared to a net loss of $152,517 for the fiscal year ended March 31, 1998. These losses included total development costs in the amount of $1,086,223 for the fiscal year ended March 31, 1999 as compared to $183,408 for the fiscal year ended March 31, 1998

     The Company while continuing in its efforts to minimize its operating cash "burn" rate from continuing operations has had to increase its expenditures by an additional 592% when comparing the fiscal year ended March 31, 1999 to the fiscal year ended March 31, 1998, in order to generate new initiatives to replace revenues from discontinued operations. The largest increase in expenditures when comparing the fiscal year ended March 31, 1999 to the fiscal year ended March 31, 1998 can be noted in the Operations category of Development Costs as the Company continued to service customers from the discontinued operations as well as invested in the development of new applications of The Tracker System.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     From inception at May 6, 1993 through March 31, 1999, the Company has received approximately $NIL in net cash from financing activities, net of discontinued operations, some of which are noted below.

     During the year ended March 31, 1999, the Company's net cash used in operations was $795,745 as compared to $505,244 for the year ended March 31, 1998. The cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, labels, packaging, marketing and advertising.

     As of March 31, 1999, the Company had total current assets of $332,248 as compared to $1,187,699 at March 31, 1998. Current assets consisted of accounts receivable of $97,843 as compared to $NIL at March 31, 1998, prepaid expenses of $120,000 as compared to $NIL at March 31, 1998 and current deferred charges in the amount of $114,405 as compared to $1,187,699 at March 31, 1998. The decrease in current assets resulted mostly from the amortization of deferred charges remaining from discontinued operations after the liquidation of Tracker Canada's assets in February 1998. See "Overview" above.

     As of March 31, 1999, the Company had amount due from stockholders in the amount of $14,072 as compared to $14,072 at March 31, 1998 and long-term deferred charges totaling $141,600 as compared to $275,043 at March 31, 1998.

The decrease in net property and equipment also resulted from the Tracker Canada liquidation since Tracker Canada held those assets.

As of March 31, 1999, the Company had liabilities of $1,748,376 as compared to $3,275,560 at March 31, 1998. Such liabilities consisted of accounts payable in the amount of $458,352 at March 31, 1999 as compared to $440,835 at March 31, 1998, accrued liabilities in the amount of $584,823 as compared to $528,399 at March 31, 1998, deferred revenues in the amount of $197,602 as compared to $1,798,727 at March 31, 1998, debentures in the amount of $31,809 as compared to $31,809 at March 31, 1998, and convertible subordinated debentures in the amount of $475,790 as compared to $475,790 at March 31, 1998. The Company had long-term deferred revenues in the amount of $215,846 at March 31, 1999 as compared to $412,846 at March 31, 1998.

     As of March 31, 1999 and March 31, 1998, respectively, the Company had accumulated deficits of $17,753,037 and $17,001,283. To date, the Company has financed its research and development activities and operations primarily through the sales of its now-discontinued card registration program and the private placement of First Series Convertible Debentures aggregating $1,000,000 from July to October 1995, the private placement of Second Series Convertible Debentures aggregating $1,189,529 through March 1996, the sale of a total of 1,810,000 shares of Common Stock in private placements, and the sale by Tracker U.S. pursuant to Regulation S under the Securities Act of 1,050 shares of Preferred Stock for $1,050,000 during April, May and August 1996.

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

CAPITAL  REQUIREMENTS

     The Company requires additional capital to implement its business plan and satisfy the claims of its major creditors. If the Company is unable to settle these claims for substantially less than that demanded by its major creditors, the Company will consider filing for bankruptcy protection under U.S. bankruptcy laws.

     During the upcoming 12 months, the Company will seek additional equity. No assurance can be given that the necessary funding will be available to the Company when needed, in sufficient amounts, on acceptable terms, or at all. The report of independent accountants covering the Company's financial statements expressed doubt about its ability to continue as a going concern because it is a development stage company and has not yet been able to attract significant outside financing or generate significant revenues. Failure to obtain sufficient funding on acceptable terms could affect the Company's ability to continue as a going concern.

     The Company has minimized the Company's cash requirements by (i) reducing staff to minimal safe operating levels; (ii) compensating certain senior management in stock rather than cash; and (iii) otherwise controlling expenses. Second, and particularly critical to the long-term viability of the Company, the Company must decrease the need for additional outside funding by generating cash internally, i.e., through sales. Although no assurance can be given that any sales made by the Company will be at volumes and prices sufficient for the Company to achieve significant revenues, eliminate or decrease the need for additional outside financing, and achieve profitable operations, management believes it is likely that its marketing and sales efforts will, in the long-term, result in sufficient sales to decrease the need for additional outside financing and achieve profitable operations.

INFLATION;  SEASONABLITY

     While inflation has not had a material impact on operating results and management does not expect inflation to have a material impact on operating results, there can be no assurance that the business of the Company will not be affected by inflation in the future. While the Company's business to date has not been seasonal and management does not expect that its business will be seasonal in the future, there can be no assurance that the business of the Company, on a consolidated basis, will not be seasonal in the future.

YEAR  2000  COMPLIANCE  REQUIREMENTS

     The Company uses various packaged software applications as tools in running the Company's accounting operations, database management and general business functions. It uses certain proprietary software programs as tools to run The Tracker System. The Company has assessed the impact of year 2000 issues on all software and hardware. It has determined that all existing hardware equipment is year 2000 compliant, except for certain equipment scheduled to be retired. Management is in the process of implementing the necessary software vender upgrades and modifications to ensure that its accounting operations, database management and general business systems remain functional with the year 2000. The cost thereof is not expected to exceed $20,000. The Company's proprietary software programs were developed on year 2000 compliant platforms. The Company is not dependent upon computer systems of any significant customers, vendors or other third parties in the course of normal business.


      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to Item 305(e) of Regulation S-K, this Item is not applicable to the Company.


              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements for the year ended March 31, 1999 are included beginning at page 45.


     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     On June 15, 1998, PricewaterhouseCoopers LLP, the Company's independent accountant, declined to stand for re-election as the Company's independent accountant for the fiscal year ended March 31, 1998. During the previous year, there was no financial statement of the Company issued by PricewaterhouseCoopers LLP that contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except that their report on the financial statements as of and for the year ended March 31, 1997 included an explanatory paragraph expressing doubt as to the Company's ability to continue as a going concern. The decision to change accountants was not recommended or approved by any committee of the Board of Directors, or by the Board of Directors. Additionally, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     On August 18, 1998, the company retained Hirsch Silberstein & Subelsky, P.C. as the Company's independent accountants to audit its financial statements at, and for the years ended, March 31, 1998 and March 31, 1999.


                                    PART III
            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information with respect to the Company's executive officers and directors as of June 30, 1999:

NAME                      AGE                                  POSITION
------------------------  ---  ------------------------------------------------------------------------
Bruce I. Lewis             59  Chief Executive Officer and Chairman of the Board of Directors

Jay S. Stulberg*           49  President, Chief Operating Officer, Chief Financial Officer and Director

Dr. H. Joseph Greenberg*   77  Director

Carl J. Corcoran*          62  Director

David G.R. Butler*         63  Director

_______________________
*Nominee.

     BRUCE I. LEWIS has been the Chairman of the Board of Directors and Chief Executive Officer of Tracker U.S. since June 30, 1994, and President of Tracker U.S. from August 12, 1995 to December 22, 1998. For the period from 1980 through May 1990, Mr. Lewis was President and a Director of Albert Berg Limited and its subsidiaries. Albert Berg was petitioned into bankruptcy by its creditors in May 1990. From June 1988 to August 1990, he served as the Chief
Executive Officer of Cape Breton Chemical Corporation, a start-up PVC flexible stretch wrap manufacturer. From May 1990 through May 1993, Mr. Lewis was also a consultant to various companies in the areas of management and acquisition financing. From May 1993 until its dissolution in February 1998, Mr. Lewis served as the Chief Executive Officer and Chairman of the Board of Directors of Tracker Canada. From November 1997 to December 22, 1998, Mr. Lewis served as interim Chief Financial Officer.

     JAY S. STULBERG has been President, Chief Operating Officer and Chief Financial Officer of the Company and a Director of the Company since December 22, 1998 for the term expiring at the 2001 annual meeting of stockholders. Since February 1998, Mr. Stulberg has been the sole shareholder, director and officer of Global Tracker Corp. Since approximately 1984, Mr. Stulberg has served on the Board of Directors of two privately held family holding companies. From 1992 to 1994, Mr. Stulberg served as the Controller (i.e., the Senior Financial Officer) of Enershare Technology Corp. From 1994 to mid-1996, Mr. Stulberg served as the Group Controller of Algorithmics, Inc.

     H. JOSEPH GREENBERG has been a Director of the Company since December 22, 1998 for a term expiring at the 1999 annual meeting of stockholders. Dr. Greenberg has engaged in the practice of medicine since his graduation from medical school in 1952. He has been a director of Genevest, Inc. since 1993.

     CARL J. CORCORAN has been a Director of the Company since December 22, 1998 For a term expiring at the 2000 annual meeting of stockholders. Mr. Corcoran was employed by IBM Corporation in various capacities from 1951 to 1988, including General Manager of Operations of IBM Japan and President of IBM Canada. Mr. Corcoran is currently an officer and director of several family-held businesses, including Corcair Farms, Ltd., CorProperties, Inc., Cor Source Water

Corporation, Corcorvest Corporation and CJC Bottling, Ltd. He is also a director of the Accessible Software Corporation, a publicly traded corporation, and A.A.B. Building Systems, Inc., a private company.

     DAVID G. R. BUTLER has been a Director since December 22, 1998 for a term expiring at the 2001 annual meeting of stockholders. Mr. Butler is the chief executive officer and sole shareholder of Holiday Breaks International, Inc., which offers stay-free hotel accommodations to companies as sales and marketing incentives; MF Incentives, Inc., which offers travel coupons as sales incentives for manufacturers' products; and Newfound Communications, Inc., which offers premium incentive promotions. From 1978 until its sale in 1994, Mr. Butler was the sole shareholder and chief executive officer of Marshall Fenn Limited, a public relations and advertising agency. At Marshall Fenn, Mr. Butler established several affiliated enterprises referred to as the Marshall Fenn Group of Companies, including Holiday Breaks International, Inc., MF Incentives, Inc., and Newfound Communications, Inc.

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

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     The Executive Committee is comprised of Messrs. Lewis and Stulberg. The Audit Committee, comprised of Messrs. Butler and Stulberg, is responsible for:
(i) reviewing and recommending the engagement each year of the Company's independent auditors; (ii) consulting with the independent auditors on the adequacy of the Company's internal controls; (iii) reviewing, with the independent auditors, the auditors' reports on the Company's financial statements; and (iv) taking such other steps as the Audit Committee deems necessary to carry out the normal functions of an audit committee. The Ethics
Committee is comprised of Mr. Corcoran (Chairman) and Dr. Greenberg. The Compensation Committee, which is comprised of Messrs. Butler (Chairman) and Corcoran, is responsible for: (i) determining the compensation of the Company's senior officers; (ii) reviewing recommendations by management as to the compensation of other officers and key personnel; and (iii) reviewing management's succession program. Further, the Compensation Committee administers the Company's 1994 Stock Incentive Plan (the "1994 Plan") and 1998 Stock Incentive Plan (the "1998 Plan").

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

                              SUMMARY COMPENSATION TABLE

                                                              Long-Term Compensation
                                 Annual Compensation            Awards              Payouts
                             -------------------------  --------------------------  --------
                                                        Restricted    Securities                All Other
                                                           Stock      Under-Lying     LTIP    Compensation
Name and then-                Salary   Bonus    Other    Award(s)    Options/SARs   Payouts        ($)
Principal Position     Year    ($)      ($)    ($)(1)       ($)           (#)         ($)
---------------------  ----  --------  ------  -------  -----------  -------------  --------  ------------
BRUCE I. LEWIS, CEO    1999         0               0       175,000      2,488,578
                       1998    43,750          10,000       131,250
                       1997   175,000          10,000
JAY S. STULBERG,
President, COO  & CFO  1999    40,000                        85,000      2,488,578

(1)     $NIL  Automobile  allowance

EMPLOYMENT  CONTRACTS,  TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL

     On September 22, 1998, the Company entered into an employment agreement with Mr. Lewis, pursuant to which Mr. Lewis serves as President, Chief Executive Officer and Chief Operating Officer of the Company. The agreement provides for an annual base salary of $175,000, with increases of $37,500 each year based upon certain performance criteria beginning April 1, 2000, a maximum automobile allowance of $10,000 and eligibility for discretionary bonuses.

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

1994  STOCK  INCENTIVE  PLAN

     GENERAL. On June 30, 1994, the stockholders approved the 1994 Stock Incentive Plan and on November 1, 1995 and August 22, 1997, the stockholders approved certain amendments to the 1994 Stock Incentive Plan (collectively, the "1994 Plan"). The 1994 Plan is intended to enable Tracker U.S. to attract, retain and motivate officers, other key employees and non-employee directors of and consultants to Tracker U.S. and to provide such persons with incentives and rewards for superior performance more directly linked to profitability of the Company's business and increases in stockholder value. Individuals are selected for participation in the 1994 Plan by a Compensation Committee of the Board of Directors (the "Committee"). An aggregate of 6,250,000 shares of Common Stock have been reserved for issuance under the 1994 Plan, subject to adjustment in the event of a stock split, stock dividend or other change in the Common Stock or the capital structure of Tracker U.S. The total number of persons who may receive grants under the 1994 Plan is estimated by Tracker U.S. to be approximately twelve (12). The total number of non-employee directors who may receive grants under the 1994 Plan is three (3). Options that expire unexercised may again be issued under the 1994 Plan subject to the foregoing limitations. The 1994 Plan is administered by the Committee, which has the exclusive power to determine whether to grant, and the terms and conditions of any grant of, stock options, stock appreciation rights, performance shares, performance units, restricted shares or deferred shares to participants and to resolve all questions relating to the administration of the 1994 Plan. Members of the Committee are not eligible to receive grants or awards under the 1994 Plan other than the automatic grants to non-employee directors. See "EXECUTIVE COMPENSATION - 1994 Stock Incentive Plan - - Stock Options for Non-Employee Directors."

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

     Options are exercisable over such period as determined by the Committee, but no incentive stock option may be exercised after ten years from the date of grant. However, the option term of incentive stock options which are granted to holders of ten percent or more of Tracker U.S.'s combined voting power shall not exceed five years from the date of grant. Options may be exercisable in installments as determined by the Committee and are evidenced by option agreements. No option may be transferred other than by will or by the laws of descent and distribution. Options generally cannot be exercised after the termination of service, except under certain circumstances where such termination of service is with the consent of the Committee or due to retirement, disability or death, in which event the Committee (subject in any case to the foregoing limitation on the maximum term of incentive stock options) may take any action it deems equitable or in the best interests of Tracker U.S. The purchase price of Common Stock subject to an incentive stock option cannot be less than 100% of the fair market value of such Common Stock on the date of grant. The purchase price of Common Stock subject to a nonqualified option may be less than, equal to or greater than the fair market value of such Common Stock on the date of grant. However, if any individual to whom an incentive stock option is granted is the owner of stock (as determined under Section 424(d) of the Code) possessing 10% or more of the total combined voting power of all classes of Stock of Tracker U.S. or any subsidiary of Tracker U.S., then the purchase price per share shall not be less than 110% of the fair market value of such Common Stock on the date of grant. The option price may be due upon exercise of the option and may be paid in cash, check, shares of Common Stock or other consideration acceptable to the Committee (including restricted stock), or may be deferred through a sale and remittance procedure with a Company-designated brokerage firm. Grants may also provide for reload option rights upon the exercise of options, provided that the term of any such reload option will not extend beyond the term of the option originally exercised.
During the fiscal year ended March 31, 1999, options for 5,377,157 shares, vesting over a three-year period, were granted at fair market value.

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

     The amendments to the 1994 Plan approved by the stockholders on November 1, 1995 provide for automatic stock option grants for 10,000 shares each year to Eligible Directors (defined below). This Automatic Option Grant Program would be limited to those persons who serve as non-employee members of the Board and who do not beneficially own, directly or indirectly, or represent any stockholder that beneficially owns, directly or indirectly, more than 5% of the Company's Common Stock outstanding from time to time ("Eligible Directors"). Each individual who first becomes an Eligible Director after the date of approval of the amendment to the 1994 Plan by the stockholders would automatically be granted a nonqualified option to purchase 10,000 shares of Common Stock. On every anniversary (after December 31, 1995) of his initial election or appointment, each person who is at that time serving as an Eligible Director would automatically be granted a nonqualified option to purchase 10,000 shares of Common Stock. There would be no limit on the number of automatic option grants that any one Eligible Director may receive. In addition to the amendment to the automatic grant provisions, the amendments to the 1994 Plan provide that the exercise price of options granted pursuant to such automatic grants would be reduced to a price 25% below the average trading price of the Company's Common Stock for the 30 days immediately prior to the grant date. On December 22, 1999, options were granted to the Company's three outside directors.

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

CASH  BONUS  ARRANGEMENT

     Tracker U.S.'s Discretionary Cash Bonus Arrangement (the "Cash Bonus Arrangement") is designed to provide a mechanism to allow specified employees to share in the profits of Tracker U.S. Employees of Tracker U.S. who customarily work at least 35 hours per week and have been employed for at least 12 consecutive months, and have been designated for participation by the

Compensation Committee are eligible to receive cash bonuses under the Cash Bonus Arrangement. Tracker U.S. estimates that approximately six employees are eligible to participate in the Cash Bonus Arrangement. Bonuses may be based on merit, production or other individualized criteria, or may be paid based on each Eligible Employee's (as defined in the 1994 Plan) assigned portion of a bonus pool established in the discretion of the Compensation Committee. If bonuses are to be paid based on a bonus pool, the Compensation Committee will determine the criteria upon which the amount of each year's bonus pool will be based prior to the beginning of any such year. The Committee may also divide Eligible Employees into classes and may designate the portion of any bonus pool to be assigned to each such class. Any bonuses will be paid not later than 45 days after the end of the fiscal year for which the bonus is awarded. No bonuses have been paid yet under the Cash Bonus Arrangement.

1999  STOCK  WAGE  AND  FEE  PAYMENT  PLAN

     The Company's Board of Directors adopted a 1999 Stock Wage and Fee Payment Plan (the "1999 Wage Plan") on December 22, 1999. The purpose of the 1999 Wage
Plan was to retain and motivate participants in the 1999 Wage Plan and to provide them with incentives and rewards more directly linked to the profitability of the Company's business and increases in stockholder value.

     Nine employees and three consultants of the Company were eligible to, and elected to, participate in the 1999 Wage Plan. Under the 1999 Wage Plan, the participants agreed to receive an aggregate of 13,175,996 shares of the Company's Common Stock in lieu of certain wage payments or fees. The number of shares granted to the participants was based upon a price per share of Common Stock of $.06. The Company registered the shares issued under the 1999 Wage Plan under the Securities Act.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 30, 1999 by (i) each person known to the Company to own beneficially more than 5% of the total voting stock of the Company, (ii) the Chief Executive Officer and the other executive officers of the Company named in the Summary Compensation Table, (iii) each of the Company's directors, and (iv) all directors and officers of the Company as a group.
Except as otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law. The Common Stock is the only outstanding class of equity securities of Tracker U.S. As of June 30, 1999, there were approximately 355 record holders of Common Stock.

                                     Number of
                                     Shares of    Total Number   Percentage of
Beneficial Owner                    Common Stock  Of Shares (1)   Total Number
----------------------------------  ------------  -------------  --------------
Bruce I. Lewis                         3,415,303      3,415,303           6.65%
180 Dundas Street W., Suite 1505
Toronto, Ontario
Canada M5G 1Z8

Jay S, Stulberg                          956,383        956,383           1.86%
180 Dundas Street W., Suite 1505
Toronto, Ontario
Canada  M5G 1Z8

H. Joseph Greenberg, M.D.                207,122        207,122            0.4%
180 Dundas Street W., Suite 1505
Toronto, Ontario
Canada  M5G 1Z8

Executive Officers and Directors       4,578,808      4,578,808           8.91%
as a group, including those named
above (five  persons)

(1) Percentage of ownership is based upon 50,378,579 issued and outstanding shares of Common Stock beneficially owned on June 30, 1999, including currently exercisable warrants to purchase 750,000 shares of Common Stock, currently exercisable options to purchase 40,000 shares of Common Stock, and 200,000 shares reserved for issuance under the Toda Option.

                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                      Potential Realizable Value At  Alternative to
                                                                      Assumed Annual Rates of Stock  (f) and (g)
                                                                      Price Appreciation For Option   Grant Date
                                                                      INDIVIDUAL GRANTSTerm             Value
                                    Percent Of
                     Number of         Total
                     Securities      Options/
                     Underlying    SARs Granted    Exercise of                                      Grant Date
                    Option/SARs    To Employees     Base Price   Expiration                        Present Value
NAME                Granted (#)   In Fiscal Year      ($/Sh)        Date       5% ($)   10% ($)          $
(A)                     (b)             (c)            (d)           (e)        (f)       (g)           (h)
Bruce I. Lewis(1)      2,488,578            46.3%          .075         2003    51,566    62,909

Jay S. Stulberg(2)     2,488,578            46.3%          .075         2008   117,379   131,856

(1)  Incentive  stock  option  granted  for  a five year term exercisable sequentially in two annual installments beginning  January  2000,  and  fully  vesting  beginning  January  2001.

(2)  Incentive  stock  option  granted  for  a  ten year term exercisable sequentially in two annual installments beginning  January  2000,  and  fully  vesting  beginning  January  2001.

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

GLOBAL  TRACKER

     In February 1998, Global Tracker Corporation, a newly organized Ontario, Canada corporation, acquired substantially all of the assets of Tracker Canada in a bankruptcy proceeding. Jay S. Stulberg, the Company's Chief Financial Officer and Director , is the sole shareholder, officer and Director of Global Tracker. Following the bankruptcy proceeding, Global Tracker made available to the Company the assets formerly owned by Tracker Canada to permit the Company to carry on Tracker Canada's business. Since February 1998, Global Tracker has expended approximately $750,000 to support Tracker U.S.'s business operations. Bruce I. Lewis, the Company's Chief Executive Officer, has provided Global Tracker with approximately $600,000 with which to purchase Tracker Canada's assets and operate Global Tracker. Under a license agreement with Global Tracker, the Company will pay Global Tracker a 12% gross royalty on its salesSee "BUSINESS - Background - Global Tracker," and "DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT."

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

2.  Financial  Statement  Schedules

                                    - None -

3.  See  (c)  for  exhibits  filed  as  part  of  this  report


B.  REPORTS  ON  FORM  8-K

C.  EXHIBITS

   NUMBER     DESCRIPTION
------------  --------------------------------------------------------------------------------

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

2.2++++       Agreement and Plan of Merger dated July 1, 1994 between Ultra Capital Corp.
              (the predecessor of the Registrant) and the Registrant

3.1++++       Certificate of Incorporation, as corrected by Certificate of Correction of
              Certificate of Incorporation dated March 27, 1995, and as amended by
              Certificate of Amendment to the Certificate of Incorporation dated November 1,
              1995, and Certificate of Designation of Rights, Preferences and Privileges of
              1,000.00 6% Cumulative Convertible Preferred Stock of the Registrant dated
              April 19, 1996

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

10.11         Stock Option Agreement dated March 14, 1994 between The Tracker
              Corporation and Stalia Holdings B.V., as confirmed by letter dated June 22,
              1994

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

10.38+++++++  Agreement dated July 1, 1998 between The Global Tracker Corporation and
              Warrantech Additive, Inc.

10.39+++++++  License Agreement dated as of July 30, 1998 between The Global Tracker
              Corporation and the Tracker Corporation of America, Inc.

10.40+++++++  Employment Agreement dated September 24, 1996 between I. Bruce Lewis and
              The Tracker Corporation of America, Inc.

10.41         Employment Agreement dated December 18, 1998 between Bruce I. Lewis and
              The Tracker Corporation of America

10.42         Employment Agreement dated December 18, 1998 between Jay S. Stulberg and
              The Tracker Corporation of America

10.43         Letter Agreement dated May 18, 1999 between Symbol Technologies, Inc. and
              The Tracker Corporation of America

21.1++++      List of subsidiaries of the Registrant

23+++++++     Consent of Independent Accountants

27.1+++++++   Financial Data Schedule, Fiscal Year Ended March 31, 1998
27.2+++++++   Financial Data Schedule, Fiscal Year Ended March 31, 1997 - Restated
27.3          Financial Data Schedule, Fiscal Year Ended March 31, 1999


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

+++           Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 29, 1994 (filed August 12, 1994).

++++          Incorporated by reference from the Registrant's Registration Statement on Form
              S-1 (No. 33-99686).

+++++         Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1996 (filed July 15, 1996).

++++++        Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1997 (filed July 3, 1997).

+++++++       Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998).

ITEM  15.  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE  TRACKER  CORPORATION  OF  AMERICA,
a  Delaware  corporation



By: /s/  Bruce  I.  Lewis
    -----------------------------------------------
    Bruce I. Lewis, Chairman of the Board and Chief
    Executive  Officer

Dated:  July  15,  1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    Dated:  July  15,  1999                    By:     /s/  Bruce  I.  Lewis
                                                       ---------------------
                                                       Bruce  I.  Lewis
                                                       Chairman of the Board and
                                                       Chief  Executive  Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION  12  OF  THE  ACT

     The Registrant has not sent out proxy materials to security-holders for the fiscal year ended March 31, 1999. A copy of this Report and proxy materials will be sent out to security-holders subsequent to the filing of this Report. The Registrant is not providing any annual report (other than this Report) to security-holders. The Registrant will furnish the proxy materials to the Commission when they are sent out to the security-holders. Such materials shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act.

                             THE TRACKER CORPORATION
                                   OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)


                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                             MARCH 31, 1999 and 1998

     INDEPENDENT  AUDITOR'S  REPORT
     ------------------------------


To the Board of Directors and Stockholders of The Tracker Corporation of America


We have audited the accompanying consolidated balance sheet of The Tracker Corporation of America, Inc. and Subsidiary as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Tracker Corporation of America, Inc. and Subsidiary as of March 31, 1997 and 1996 and from inception at May 6, 1993 through March 31, 1997 were audited by other auditors whose reports dated June 24, 1997 and May 28, 1996 included an explanatory paragraph that described the going concern uncertainties discussed in Notes 1 and 2 to the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Tracker Corporation of America, Inc. and Subsidiary as of March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company is in the development stage and has suffered significant losses since inception. Additionally, the Company discontinued its telemarketing program for its credit card registration business. The Company is relying upon affiliated and outside parties to fund its cash flow deficiencies through debt and equity infusions. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Hirsch  Silberstein  &  Subelsky,  P.C.

Farmington  Hills,  Michigan

July  8,  1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


     The Report of Independent Accountants consent is being prepared by the former accountants and will be filed as an amendment to this Form 10-K as soon as it is received.

                                         THE TRACKER CORPORATION OF AMERICA
                                           (A DEVELOPMENT STAGE COMPANY)
                                       -------------------------------------

                                             CONSOLIDATED BALANCE SHEET
                                       -------------------------------------

                                       ASSETS

                                                                               MARCH 31,      MARCH 31,
                                                                                 1999           1998
                                                                             -------------  -------------
CURRENT ASSETS
  ACCOUNTS RECEIVABLE . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     97,843   $          -
  PREPAID EXPENSES AND DEPOSITS . . . . . . . . . . . . . . . . . . . . . .       120,000              -
  DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       114,405      1,187,699
                                                                             -------------  -------------
       TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . .       332,248      1,187,699

DUE FROM SHAREHOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,072         14,072
DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       141,600        275,043
PROPERTY AND EQUIPMENT (NET). . . . . . . . . . . . . . . . . . . . . . . .             -              -
                                                                             -------------  -------------

       TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    487,920   $  1,476,814
                                                                             =============  =============


                    LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  ACCOUNTS PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    458,352   $    440,835
  ACCRUED LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .       584,823        528,399
  DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       197,602      1,798,727
  DEBENTURE PAYABLE . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31,809         31,809
  CONVERTIBLE DEBENTURES. . . . . . . . . . . . . . . . . . . . . . . . . .       475,790        475,790
                                                                             -------------  -------------
       TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . .     1,748,376      3,275,560


DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       215,244        412,846

COMMITMENTS (NOTE 10) . . . . . . . . . . . . . . . . . . . . . . . . . . .             -              -

SHAREHOLDERS' DEFICIENCY
   COMMON STOCK, $.001PAR VALUE, 50,000,000 SHARES AUTHORIZED,

    50,388,579 (26,705,053 - MARCH 31, 1998) SHARES ISSUED AND OUTSTANDING.        50,389         19,718

   CONVERTIBLE SENIOR PREFERRED STOCK, $.001 PAR VALUE, 6,500,000 SHARES
    AUTHORIZED, NIL ISSUED AND OUTSTANDING. . . . . . . . . . . . . . . . .             -              -

  CLASS B VOTING COMMON STOCK, $0.00000007 PAR VALUE, 20,000,000
    SHARES AUTHORIZED,  NIL  (2,622,484 - MARCH 31, 1998) ISSUED
    AND OUTSTANDING . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -              -

  PAID-IN CAPITAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,777,482     15,371,641
  OTHER CAPITAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (424,267)      (356,002)
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE. . . . . . . . . . . . .   (17,753,037)   (17,001,283)
  CUMULATIVE TRANSLATION ADJUSTMENT . . . . . . . . . . . . . . . . . . . .      (126,263)      (245,665)
                                                                             -------------  -------------

    TOTAL SHAREHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . . .    (1,475,700)    (2,211,591)
                                                                             -------------  -------------


    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT . . . . . . . . . . . . . .  $    487,920   $  1,476,814
                                                                             =============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                 THE TRACKER CORPORATION OF AMERICA
                                    ( A DEVELOPMENT STAGE COMPANY)
                             -------------------------------------
                             CONSOLIDATED STATEMENT OF OPERATIONS

                         FROM INCEPTION (MAY 6, 1993)               FOR THE
                     THROUGH MARCH 31,                      YEAR ENDED MARCH 31,


                                               1999           1999          1998
                                           -------------  ------------  ------------

REVENUE . . . . . . . . . . . . . . . . .  $    433,596   $   126,875   $    51,551

COST OF SALES . . . . . . . . . . . . . .       171,924        71,630        20,660
                                           -------------  ------------  ------------

GROSS PROFIT. . . . . . . . . . . . . . .       261,672        55,245        30,891
                                           -------------  ------------  ------------

DEVELOPMENT COSTS
  OPERATIONAL . . . . . . . . . . . . . .     1,845,420       323,560        53,647
  INFORMATION SYSTEMS . . . . . . . . . .       930,032        45,181        26,613
  SALES AND MARKETING . . . . . . . . . .     3,563,645       126,601         7,928
  GENERAL AND ADMINISTRATIVE. . . . . . .     8,427,111       590,881        95,221
                                           -------------  ------------  ------------

TOTAL DEVELOPMENT COSTS . . . . . . . . .  $ 14,766,209   $ 1,086,223   $   183,408

LOSS FROM CONTINUING OPERATIONS . . . . .   (14,504,536)   (1,030,979)     (152,517)

GAIN (LOSS) FROM DISCONTINUED OPERATION .    (3,203,320)      279,225        62,050
                                           -------------  ------------  ------------

NET LOSS APPLICABLE TO COMMON STOCK . . .  $(17,707,856)  $  (751,754)  $   (90,467)
                                           =============  ============  ============



EARNINGS (LOSS) PER SHARE OF COMMON STOCK

LOSS FROM CONTINUING OPERATIONS . . . . .  $    (1.1175)  $   (0.0258)  $   (0.0042)

GAIN (LOSS) FROM DISCONTINUED OPERATION .       (0.2468)       0.0070        0.0029
                                           -------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . . . . .  $    (1.3643)  $   (0.0188)  $   (0.0013)
                                           =============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING. . . . . . . . . . . . . .    12,979,364    39,929,638    21,480,767
                                           =============  ============  ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             THE  TRACKER  CORPORATION  OF  AMERICA
                                (A  DEVELOPMENT  STAGE  COMPANY)
                            ----------------------------------------

                            CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                            ----------------------------------------

                                                                     FROM INCEPTION
                                                                     (MAY 6, 1993)      YEAR ENDED    YEAR ENDED
                                                                    THROUGH MARCH 31     MARCH 31      MARCH 31
                                                                          1998             1999          1998
                                                                   ------------------  ------------  ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (17,753,037)  $  (751,754)     ($90,467)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM
  OPERATING ACTIVITIES:
    DEPRECIATION. . . . . . . . . . . . . . . . . . . . . . . . .            380,019             -        12,893
    LOSS ON SALE OF LONG-TERM INVESTMENT. . . . . . . . . . . . .             13,414             -             -
    RENT, CONSULTING AND MARKETING SERVICES, EMPLOYEE . . . . . .            691,901       691,901
     COMPENSATION SETTLED VIA THE ISSUANCE OF COMPANY
     SHARES . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,284,144             -       165,870
    CHANGES IN ASSETS AND LIABILITIES:
        PREPAID EXPENSES AND DEPOSITS . . . . . . . . . . . . . .           (137,273)     (120,000)      359,526
        ACCOUNTS RECEIVABLE . . . . . . . . . . . . . . . . . . .            (97,843)      (97,843)      133,613
        SHORT-TERM INVESTMENT . . . . . . . . . . . . . . . . . .                  -             -             -
        INVENTORY . . . . . . . . . . . . . . . . . . . . . . . .                  -             -        24,338
        DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . .           (256,005)    1,206,737     1,673,159
        DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . .            412,846    (1,798,727)   (2,910,959)
        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. . . . . . . . .          1,057,820        73,941       126,783
                                                                   ------------------  ------------  ------------

  NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . .        (10,404,014)     (795,745)     (505,244)
                                                                   ------------------  ------------  ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  ACQUISITION OF FIXED ASSETS . . . . . . . . . . . . . . . . . .              6,028             -       790,661
  LOAN TO SHAREHOLDERS. . . . . . . . . . . . . . . . . . . . . .           (370,484)            -        47,415
  REPAYMENT OF LOANS TO SHAREHOLDERS. . . . . . . . . . . . . . .            356,412             -             -
  NOTE RECEIVABLE . . . . . . . . . . . . . . . . . . . . . . . .           (200,317)            -             -
  REPAYMENT OF NOTE RECEIVABLE. . . . . . . . . . . . . . . . . .            200,317             -             -
  LONG-TERM INVESTMENT. . . . . . . . . . . . . . . . . . . . . .         (2,301,372)            -             -
  UNWIND OF LONG-TERM INVESTMENT. . . . . . . . . . . . . . . . .          2,287,958             -             -
                                                                   ------------------  ------------  ------------

  NET CASH FROM (USED IN) INVESTING ACTIVITIES. . . . . . . . . .            (21,458)            -       838,076
                                                                   ------------------  ------------  ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  ISSUANCE OF COMMON SHARES . . . . . . . . . . . . . . . . . . .          9,748,275       795,745        30,000
  ISSUANCE OF PREFERRED SHARES. . . . . . . . . . . . . . . . . .          1,050,000             -             -
  ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES . . . . . . . .          2,189,529             -             -
  REPAYMENT OF DEBENTURES AND CONVERTIBLE SUBORDINATED DEBENTURES           (297,401)            -      (167,138)
  SHARE ISSUE COSTS . . . . . . . . . . . . . . . . . . . . . . .         (1,684,735)            -             -
                                                                   ------------------  ------------  ------------
  NET CASH FROM (USED IN) FINANCING ACTIVITIES. . . . . . . . . .         11,005,668       795,745      (137,138)
                                                                   ------------------  ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES . . . . . . . . . . . . . . . . .           (580,196)            0      (300,907)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING . . . . .                  1             1      (105,213)
  THE PERIOD

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . . . .                  -             -       105,213
                                                                   ------------------  ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . . . . . .                  1   $         1   $         0
                                                                   ==================  ============  ============

SUPPLEMENTAL  SCHEDULE  OF  NONCASH  FINANCING  ACTIVITIES
  THE  COMPANY  ISSUED  CERTAIN  SHARES  OF  ITS  CLASS  B  VOTING  COMMON  STOCK  FOR
  SERVICE  AND  FOR  NOMINAL  VALUES.
  SEE  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY  (DEFICIT)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                               THE TRACKER CORPORATION OF AMERICA
                                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                 -----------------------------

                                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                                        -----------------------------------------------

                                                                      SHARES                              AMOUNTS
                                                             --------------------------------  ----------------------------------
                                                                                                                       PAID-IN
                                                                                     CLASS B                          CAPITAL IN
                                                             PREFERRED    COMMON     COMMON    PREFERRED    COMMON      EXCESS
                                                               STOCK      STOCK       STOCK      STOCK      STOCK       OF PAR
                                                             ---------  ----------  ---------  ----------  --------  ------------
SHARES ISSUED TO OFFICERS AT INCEPTION (CASH - $NIL)                                5,089,286  $        -  $     -   $         -

SHARES ISSUED FOR CASH (CASH - $4,714,188)                                            884,729                          4,714,188

SHARES ISSUED IN LIEU OF RENT  (NOTE 9-X) (CASH - $NIL)                                60,871                            324,344

SHARE ISSUE COSTS                                                                                                       (466,142)

TRANSLATION ADJUSTMENT

NET LOSS
BALANCE AT MARCH 31, 1994                                                           6,034,886           -        -     4,572,390
                                                                                    ---------  ----------  --------  ------------

SHARES ISSUED FOR CASH (CASH - $1,175,797)                                            234,517                          1,175,797

SHARES ISSUED IN LIEU OF RENT  (NOTE 9-X) (CASH - $NIL)                                 5,777                             30,121

REVERSE MERGER WITH THE TRACKER CORPORATION
   ON JULY 12, 1994 (CASH - $100)                                         739,219                              739          (639)

SHARES ISSUED  FROM REGULATION S OFFERING (INCLUDING
   79,658 SHARES AT $7 PER SHARE FOR CONSULTING
   SERVICES AND 3,571 SHARES AT $5.50 PER SHARE
   FOR THE PURCHASE OF FIXED ASSETS) (CASH -$1,505,000)                   860,000                              860     2,900,840
SHARE PROCEEDS TO BE RECEIVED SUBSEQUENT TO MARCH 31, 1995                                                              (819,459)

SHARES ISSUED FOR CONSULTING AND
   MARKETING SERVICES  (CASH-$NIL)                                        825,000      78,005                  825     2,204,153
LESS: CONSULTING AND MARKETING SERVICES NOT YET RECEIVED                 (814,583)*                           (815)

SHARES PROCEEDS RECEIVED FROM PRIVATE PLACEMENT
  ON MARCH 15, 1995 (CASH - $350,000)                                     500,000                              500       349,500

SHARES ISSUED TO EMPLOYEES FOR
   EMPLOYMENT SERVICES (NOTE 9-X) (CASH-$NIL)                                          25,063                             74,409

SHARE ISSUE COSTS                                                                                                       (779,495)

TRANSLATION ADJUSTMENT

NET LOSS

BALANCE AT MARCH 31, 1995                                            -  2,109,636   6,378,248           -    2,109     9,707,617
                                                             ---------  ----------  ---------  ----------  --------  ------------


                                                                                       AMOUNTS
                                                             ----------------------------------------------------------------
                                                                                           DEFICIT ACCUMULATED
                                                                            CUMULATIVE           DURING
                                                                OTHER       TRANSLATION        DEVELOPMENT
                                                               CAPITAL      ADJUSTMENT            STAGE             TOTAL
                                                             ------------  -------------  ---------------------  ------------
SHARES ISSUED TO OFFICERS AT INCEPTION (CASH - $NIL)         $         -   $          -   $                  -   $         -

SHARES ISSUED FOR CASH (CASH - $4,714,188)                                                                         4,714,188

SHARES ISSUED IN LIEU OF RENT  (NOTE 9-X) (CASH - $NIL)                                                              324,344

SHARE ISSUE COSTS                                                                                                   (466,142)

TRANSLATION ADJUSTMENT                                                         (129,098)                            (129,098)

NET LOSS                                                                                            (2,043,425)   (2,043,425)
BALANCE AT MARCH 31, 1994                                              -       (129,098)            (2,043,425)    2,399,867
                                                             ------------  -------------  ---------------------  ------------

SHARES ISSUED FOR CASH (CASH - $1,175,797)                                                                         1,175,797

SHARES ISSUED IN LIEU OF RENT  (NOTE 9-X) (CASH - $NIL)                                                               30,121

REVERSE MERGER WITH THE TRACKER CORPORATION
   ON JULY 12, 1994 (CASH - $100)                                                                                        100

SHARES ISSUED  FROM REGULATION S OFFERING (INCLUDING
   79,658 SHARES AT $7 PER SHARE FOR CONSULTING
   SERVICES AND 3,571 SHARES AT $5.50 PER SHARE
   FOR THE PURCHASE OF FIXED ASSETS) (CASH -$1,505,000)                                                            2,901,700
SHARE PROCEEDS TO BE RECEIVED SUBSEQUENT TO MARCH 31, 1995                                                          (819,459)

SHARES ISSUED FOR CONSULTING AND
   MARKETING SERVICES  (CASH-$NIL)                                                                                 2,204,978
LESS: CONSULTING AND MARKETING SERVICES NOT YET RECEIVED      (2,086,685)                                         (2,087,500)

SHARES PROCEEDS RECEIVED FROM PRIVATE PLACEMENT
  ON MARCH 15, 1995 (CASH - $350,000)                                                                                350,000

SHARES ISSUED TO EMPLOYEES FOR
   EMPLOYMENT SERVICES (NOTE 9-X) (CASH-$NIL)                                                                         74,409

SHARE ISSUE COSTS                                                                                                   (779,495)

TRANSLATION ADJUSTMENT                                                         (159,026)                            (159,026)

NET LOSS                                                                                            (5,068,583)   (5,068,583)

BALANCE AT MARCH 31, 1995                                     (2,086,685)      (288,124)            (7,112,008)      222,909
                                                             ------------  -------------  ---------------------  ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                              THE TRACKER CORPORATION OF AMERICA
                                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                 -----------------------------

                                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                   --------------------------------------------------------

                                                                       SHARES                              AMOUNTS
                                                          ----------------------------------  ----------------------------------
                                                                                                                      PAID IN
                                                                                   CLASS B                           CAPITAL IN
                                                          PREFERRED    COMMON      COMMON     PREFERRED    COMMON      EXCESS
                                                            STOCK      STOCK        STOCK       STOCK      STOCK       OF PAR
                                                          ---------  ----------  -----------  ----------  --------  ------------
SHARE PROCEEDS RECEIVED RE REGULATION S OFFERING                                              $        -  $     -   $   819,459
   MADE BEFORE MARCH 31, 1995 (CASH - $225,280)

CONSULTING SERVICES RECEIVED RE SHARES ISSUED
   BEFORE MARCH 31, 1995  (NOTE 9-X) (CASH - $NIL)                      14,582 *                               14

MARKETING SERVICES RECEIVED RE SHARES ISSUED
    TO LL KNICKERBOCKER CO.  (CASH - $NIL)                             266,664 *                              265

SHARES ISSUED TO DIRECTORS AS
   COMPENSATION  (NOTE 9-X) (CASH - $NIL)                               98,858                                 99        86,402

SHARES ISSUED TO AMERASIA FOR MARKETING
   SERVICES (NOTE 9-X) (CASH - $NIL)                                                 30,000                              44,496
LESS: SERVICES NOT YET RECEIVED                                                     (12,500)*

SHARES CANCELLED (CASH - $NIL)                                            (171)                                 1            (1)

SHARES ISSUED PURSUANT TO S-8 FOR EMPLOYEES,
     CONSULTANTS AND A DIRECTOR  (CASH - $NIL)                         770,000                                770       769,230

LESS: EMPLOYMENT AND CONSULTING
   SERVICES NOT YET RECEIVED                                          (340,939)*                             (341)

SHARES ISSUED TO R. ZUK (CASH - $83,000)                               200,000                                200       199,800
LESS: SHARES PROCEEDS TO BE RECEIVED                                                                                   (117,000)

SHARE PROCEEDS RECEIVED FROM
   PRIVATE PLACEMENT (CASH - $250,000)                                 250,000                                250       249,750

SHARES ISSUED UPON EXERCISE OF
   WARRANTS AT CANADIAN $1 PER SHARE
   (CASH - $619,166)                                                                849,803                             619,166

SHARES ISSUED TO OFFICERS (NOTE 9-IIII(A)) (CASH - $NIL)               630,000                                630       826,245

SHARES ISSUED TO A CONSULTANT (NOTE 9-X) (CASH - $NIL)                   7,500                                  8         9,836

SHARES ISSUED FOR INVESTOR RELATION
   SERVICES (NOTE 9-V) (CASH - $NIL)                                   200,000                                200       262,300
LESS: SERVICES NOT YET RECEIVED                                       (200,000)*                             (200)

SHARES ISSUED TO EMPLOYEES FOR
   EMPLOYMENT SERVICES (NOTE 9-X)
   (CASH - $NIL)                                                                     14,176                              22,716

SHARES EXCHANGED AS PER
   EXCHANGE AGREEMENT (CASH - $NIL)                                  1,133,365   (1,133,365)                1,134        (1,134)

SHARES ISSUED FOR CONVERSION FROM
   DEBENTURE HOLDERS (CASH -$NIL)                                      991,434                                992       728,537

SHARE ISSUE COST FROM APRIL 1, 1995 TO MARCH 31, 1996                                                                  (214,357)

TRANSLATION ADJUSTMENT

NET LOSS FROM APRIL 1, 1995 TO MARCH 31, 1996


BALANCE AS AT MARCH 31, 1996                                      -  6,130,929    6,126,362   $        -  $ 6,131   $14,013,062
                                                          ---------  ----------  -----------  ----------  --------  ------------


                                                                                     AMOUNTS
                                                          ----------------------------------------------------------------
                                                                                        DEFICIT ACCUMULATED
                                                                         CUMULATIVE           DURING
                                                             OTHER       TRANSLATION        DEVELOPMENT
                                                            CAPITAL      ADJUSTMENT            STAGE             TOTAL
                                                          ------------  -------------  ---------------------  ------------
SHARE PROCEEDS RECEIVED RE REGULATION S OFFERING
   MADE BEFORE MARCH 31, 1995 (CASH - $225,280)           $         -   $          -   $                  -   $   819,459

CONSULTING SERVICES RECEIVED RE SHARES ISSUED
   BEFORE MARCH 31, 1995  (NOTE 9-X) (CASH - $NIL)             87,486                                              87,500

MARKETING SERVICES RECEIVED RE SHARES ISSUED
    TO LL KNICKERBOCKER CO.  (CASH - $NIL)                    666,400                                             666,665

SHARES ISSUED TO DIRECTORS AS
   COMPENSATION  (NOTE 9-X) (CASH - $NIL)                                                                          86,501

SHARES ISSUED TO AMERASIA FOR MARKETING
   SERVICES (NOTE 9-X) (CASH - $NIL)                                                                               44,496
LESS: SERVICES NOT YET RECEIVED                               (18,630)                                            (18,630)

SHARES CANCELLED (CASH - $NIL)                                                                                          -

SHARES ISSUED PURSUANT TO S-8 FOR EMPLOYEES,
     CONSULTANTS AND A DIRECTOR  (CASH - $NIL)                                                                    770,000

LESS: EMPLOYMENT AND CONSULTING
   SERVICES NOT YET RECEIVED                                 (340,598)                                           (340,939)

SHARES ISSUED TO R. ZUK (CASH - $83,000)                                                                          200,000
LESS: SHARES PROCEEDS TO BE RECEIVED                                                                             (117,000)

SHARE PROCEEDS RECEIVED FROM
   PRIVATE PLACEMENT (CASH - $250,000)                                                                            250,000

SHARES ISSUED UPON EXERCISE OF
   WARRANTS AT CANADIAN $1 PER SHARE
   (CASH - $619,166)                                                                                              619,166

SHARES ISSUED TO OFFICERS (NOTE 9-IIII(A)) (CASH - $NIL)                                                          826,875

SHARES ISSUED TO A CONSULTANT (NOTE 9-X) (CASH - $NIL)                                                              9,844

SHARES ISSUED FOR INVESTOR RELATION
   SERVICES (NOTE 9-V) (CASH - $NIL)                                                                              262,500
LESS: SERVICES NOT YET RECEIVED                              (262,300)                                           (262,500)

SHARES ISSUED TO EMPLOYEES FOR
   EMPLOYMENT SERVICES (NOTE 9-X)
   (CASH - $NIL)                                                                                                   22,716

SHARES EXCHANGED AS PER
   EXCHANGE AGREEMENT (CASH - $NIL)                                                                                     -

SHARES ISSUED FOR CONVERSION FROM
   DEBENTURE HOLDERS (CASH -$NIL)                                                                                 729,529

SHARE ISSUE COST FROM APRIL 1, 1995 TO MARCH 31, 1996                                                            (214,357)

TRANSLATION ADJUSTMENT                                                        47,224                               47,224

NET LOSS FROM APRIL 1, 1995 TO MARCH 31, 1996                                                    (6,090,730)   (6,090,730)
                                                                                       ---------------------  ------------

BALANCE AS AT MARCH 31, 1996                              $(1,954,327)  $   (240,900)  $        (13,202,738)  $(1,378,772)
                                                          ------------  -------------  ---------------------  ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                              THE TRACKER CORPORATION OF AMERICA
                                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                 -----------------------------

                                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                   --------------------------------------------------------

                                                                      SHARES                              AMOUNTS
                                                       -----------------------------------  ------------------------------------
                                                                                                                      PAID IN
                                                                                  CLASS B                            CAPITAL IN
                                                       PREFERRED     COMMON       COMMON      PREFERRED    COMMON      EXCESS
                                                         STOCK        STOCK        STOCK        STOCK      STOCK       OF PAR
                                                       ----------  -----------  -----------  -----------  --------  ------------
MARKETING SERVICES RECEIVED RE SHARES ISSUED
    TO LL KNICKERBOCKER CO.  (CASH - $NIL)                            133,336 *              $        -   $   135   $  (999,600)

SHARES ISSUED TO DIRECTORS AS
   COMPENSATION  (NOTE 9-X) (CASH - $NIL)                              34,445                                  34        15,466

MARKETING SERVICES RECEIVED FROM
   AMERASIA (NOTE 9-X) (CASH - $NIL)                                                 5,000                              (11,124)

EMPLOYMENT AND CONSULTING SERVICES
   AND DIRECTORS' FEES RECEIVED RE S-8
   (CASH - $NIL)                                                    1,740,938 *                             1,741       316,054

SHARES ISSUED FOR CONVERSION FROM
   DEBENTURE HOLDERS (NOTE 9-IX) (CASH -$NIL)                       1,433,443                               1,434       653,566

PREFERRED SHARES ISSUED FROM
   PRIVATE PLACEMENT  (CASH - $1,050,000)                  1,050                                      1               1,049,999

COMMON SHARES ISSUED FOR
   CONVERSION FROM PREFERRED STOCKHOLDER
  (CASH - $NIL)                                           (1,050)   4,365,136                        (1)    4,364        (4,363)

SHARES EXCHANGED AS PER
   EXCHANGE AGREEMENT (CASH - $NIL)                                 1,268,825   (1,268,825)                 1,269        (1,269)

SHARES ISSUED TO EMPLOYEES FOR
   EMPLOYMENT SERVICES (NOTE 9-X) (CASH-$NIL)                          26,000                                  26        12,474

SHARES ISSUED FOR CONSULTING
   SERVICES (NOTE 9-X) (CASH-$NIL)                                    208,250                                 208        49,634

SHARES ISSUED IN LIEU OF FINDER FEE FOR
   DEBENTURE HOLDERS (NOTE 9-X) (CASH -$NIL)                           52,906                                  53        52,853

SHARES ISSUED IN LIEU OF FINDER FEE FOR
   PREFERRED STOCKHOLDERS (NOTE 9-X) (CASH -$NIL)                     112,500                                 113        44,887

SHARES ISSUED PURSUANT TO W.MARCHES
   S-8 STOCK PAYMENT PLAN (NOTE 9-XII)                                333,272                                 332        87,668

SHARES ISSUED FOR OFFICE RENTAL EXPENSE  (CASH $NIL)                  615,780                                 616       153,329
LESS: RENTAL EXPENSE NOT YET AMORTIZED                               (530,255)*                              (531)

SHARE ISSUE COST FROM
   APRIL 1, 1996 TO MARCH 31, 1997                                                                                     (224,741)

TRANSLATION ADJUSTMENT

NET LOSS FROM APRIL 1, 1996 TO MARCH 31, 1997


BALANCE AS AT MARCH 31, 1997                                   -   15,925,505    4,862,537   $        -   $15,925   $15,207,895
                                                       ----------  -----------  -----------  -----------  --------  ------------


                                                                                AMOUNTS
                                                       ---------------------------------------------------------------
                                                                                    DEFICIT ACCUMULATED
                                                                     CUMULATIVE           DURING
                                                          OTHER      TRANSLATION        DEVELOPMENT
                                                         CAPITAL     ADJUSTMENT            STAGE             TOTAL
                                                       -----------  -------------  ---------------------  ------------
MARKETING SERVICES RECEIVED RE SHARES ISSUED
    TO LL KNICKERBOCKER CO.  (CASH - $NIL)             $1,332,800   $          -   $                  -   $   333,335

SHARES ISSUED TO DIRECTORS AS
   COMPENSATION  (NOTE 9-X) (CASH - $NIL)                                                                      15,500

MARKETING SERVICES RECEIVED FROM
   AMERASIA (NOTE 9-X) (CASH - $NIL)                       18,630                                               7,506

EMPLOYMENT AND CONSULTING SERVICES
   AND DIRECTORS' FEES RECEIVED RE S-8
   (CASH - $NIL)                                          340,598                                             658,393

SHARES ISSUED FOR CONVERSION FROM
   DEBENTURE HOLDERS (NOTE 9-IX) (CASH -$NIL)                                                                 655,000

PREFERRED SHARES ISSUED FROM
   PRIVATE PLACEMENT  (CASH - $1,050,000)                                                                   1,050,000

COMMON SHARES ISSUED FOR
   CONVERSION FROM PREFERRED STOCKHOLDER                                                                            -
  (CASH - $NIL)

SHARES EXCHANGED AS PER
   EXCHANGE AGREEMENT (CASH - $NIL)                                                                                 -

SHARES ISSUED TO EMPLOYEES FOR
   EMPLOYMENT SERVICES (NOTE 9-X) (CASH-$NIL)                                                                  12,500

SHARES ISSUED FOR CONSULTING
   SERVICES (NOTE 9-X) (CASH-$NIL)                                                                             49,842

SHARES ISSUED IN LIEU OF FINDER FEE FOR
   DEBENTURE HOLDERS (NOTE 9-X) (CASH -$NIL)                                                                   52,906

SHARES ISSUED IN LIEU OF FINDER FEE FOR
   PREFERRED STOCKHOLDERS (NOTE 9-X) (CASH -$NIL)                                                              45,000

SHARES ISSUED PURSUANT TO W.MARCHES
   S-8 STOCK PAYMENT PLAN (NOTE 9-XII)                                                                         88,000

SHARES ISSUED FOR OFFICE RENTAL EXPENSE  (CASH $NIL)                                                          153,945
LESS: RENTAL EXPENSE NOT YET AMORTIZED                   (132,034)                                           (132,565)

SHARE ISSUE COST FROM
   APRIL 1, 1996 TO MARCH 31, 1997                                                                           (224,741)

TRANSLATION ADJUSTMENT                                                   (79,146)                             (79,146)

NET LOSS FROM APRIL 1, 1996 TO MARCH 31, 1997                                                (3,708,078)   (3,708,078)
                                                                                   ---------------------  ------------

BALANCE AS AT MARCH 31, 1997                           $ (394,333)  $   (320,046)  $        (16,910,816)  $(2,401,375)
                                                       -----------  -------------  ---------------------  ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                              THE TRACKER CORPORATION OF AMERICA
                                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                 -----------------------------

                                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                   --------------------------------------------------------


                                                                      SHARES                              AMOUNTS
                                                         -----------------------------------  -----------------------------------
                                                                                                                      PAID IN
                                                                                   CLASS B                           CAPITAL IN
                                                         PREFERRED    COMMON       COMMON     PREFERRED    COMMON      EXCESS
                                                           STOCK       STOCK        STOCK       STOCK      STOCK       OF PAR
                                                         ---------  -----------  -----------  ----------  --------  ------------
SHARES ISSUED PURSUANT TO W.MARCHES
   S-8 STOCK PAYMENT PLAN (NOTE 9-XII)                                 339,755                            $   341   $    69,659

SHARES ISSUED FOR OFFICE RENTAL
   EXPENSE ( NOTE 9-X) (CASH $NIL)                                     153,945                            $   153

SHARES EXCHANGED AS PER
   EXCHANGE AGREEMENT (CASH - $NIL)                                  2,240,053   (2,240,053)              $ 2,240   $    (2,240)

SHARES ISSUED TO EMPLOYEE
   FOR EMPLOYMENT SERVICES                                              19,303                            $    19   $     2,617

SHARES ISSUED FOR CONSULTING SERVICES                                  539,583                            $   540   $    64,210

SHARE PROCEEDS RECEIVED FROM
   PRIVATE PLACEMENT (CASH - $30,000)                                  500,000                            $   500   $    29,500


NET PROFIT (LOSS) FROM
   APRIL 1, 1997 TO MARCH 31, 1998


BALANCE AS AT MARCH 31, 1998                                     -  19,718,144    2,622,484   $        -  $19,718   $15,371,641
                                                         ---------  -----------  -----------  ----------  --------  ------------


SHARES EXCHANGED AS PER
   EXCHANGE AGREEMENT (CASH - $NIL)                                  1,549,490   (2,622,484)              $ 1,549   $    (1,549)

SHARES ISSUED FOR OFFICE RENTAL
   EXPENSE ( NOTE 9-X) ( CASH $NIL)                                    672,096                            $   672

SHARES ISSUED FOR CONSULTING SERVICES                                2,427,478                            $ 2,428   $    72,257

SHARE PROCEEDS RECEIVED FROM
   PRIVATE PLACEMENTS (CASH - $867,215)                             14,244,063                            $14,244   $   781,501

SHARES ISSUED PURSUANT TO S-8 FOR EMPLOYEES                         13,175,996                            $13,176       553,633
     AND CONSULTANTS  (CASH - $NIL)
LESS: EMPLOYMENT AND CONSULTING
   SERVICES NOT YET RECEIVED                                        (2,000,000)                           $(2,000)

SHARES ISSUED IN PRIOR YEARS AS PREPAYMENT
   OF RENT AND CONSULTING SERVICES,
   WRITTEN-OFF IN YEAR ENDED MARCH 31, 1998                            601,312                            $   601

TRANSLATION ADJUSTMENT

NET PROFIT (LOSS) FROM APRIL 1, 1998 TO MARCH 31, 1999


BALANCE AS AT MARCH 31, 1999                                     -  50,388,579            0   $        -  $50,389   $16,777,482
                                                         =========  ===========  ===========  ==========  ========  ============


                                                                                AMOUNTS
                                                         --------------------------------------------------------------
                                                                                     DEFICIT ACCUMULATED
                                                                      CUMULATIVE           DURING
                                                           OTHER      TRANSLATION        DEVELOPMENT
                                                          CAPITAL     ADJUSTMENT            STAGE             TOTAL
                                                         ----------  -------------  ---------------------  ------------

SHARES ISSUED PURSUANT TO W.MARCHES
   S-8 STOCK PAYMENT PLAN (NOTE 9-XII)                                                                     $    70,000

SHARES ISSUED FOR OFFICE RENTAL
   EXPENSE ( NOTE 9-X) (CASH $NIL)                       $  38,331                                         $    38,484

SHARES EXCHANGED AS PER
   EXCHANGE AGREEMENT (CASH - $NIL)                                                                        $         0

SHARES ISSUED TO EMPLOYEE
   FOR EMPLOYMENT SERVICES                                                                                 $     2,636

SHARES ISSUED FOR CONSULTING SERVICES                                                                      $    64,750

SHARE PROCEEDS RECEIVED FROM
   PRIVATE PLACEMENT (CASH - $30,000)                                                                      $    30,000

                                                                     $     74,381                          $    74,381
NET PROFIT (LOSS) FROM
   APRIL 1, 1997 TO MARCH 31, 1998                                                  $            (90,467)     ($90,467)


BALANCE AS AT MARCH 31, 1998                             $(356,002)  $   (245,665)  $        (17,001,283)  $(2,211,591)
                                                         ----------  -------------  ---------------------  ------------




SHARES EXCHANGED AS PER
   EXCHANGE AGREEMENT (CASH - $NIL)

SHARES ISSUED FOR OFFICE RENTAL
   EXPENSE ( NOTE 9-X) ( CASH $NIL)                      $  49,735                                         $    50,407

SHARES ISSUED FOR CONSULTING SERVICES                                                                      $    74,685

SHARE PROCEEDS RECEIVED FROM
   PRIVATE PLACEMENTS (CASH - $867,215)                                                                    $   795,745

SHARES ISSUED PURSUANT TO S-8 FOR EMPLOYEES                                                                    566,809
     AND CONSULTANTS  (CASH - $NIL)
LESS: EMPLOYMENT AND CONSULTING
   SERVICES NOT YET RECEIVED                              (118,000)                                           (120,000)

SHARES ISSUED IN PRIOR YEARS AS PREPAYMENT
   OF RENT AND CONSULTING SERVICES,
   WRITTEN-OFF IN YEAR ENDED MARCH 31, 1998                                                                        601

TRANSLATION ADJUSTMENT                                                    119,398                              119,398

NET PROFIT (LOSS) FROM APRIL 1, 1998 TO MARCH 31, 1999                                          (751,754)     (751,754)
                                                                                    ---------------------  ------------

BALANCE AS AT MARCH 31, 1999                             $(424,267)  $   (126,267)  $        (17,753,037)  $(1,475,700)
                                                         ==========  =============  =====================  ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE  1  -  DESCRIPTION  OF  DEVELOPMENT STAGE ACTIVITIES AND CORPORATE HISTORY:
--------------------------------------------------------------------------------

     The Tracker Corporation of America, Inc. (sometimes "Tracker U.S." or the "Company") has been in the development stage since its formation. It primarily markets, sells and operates a personal property marking and monitoring system (the "Tracker(TM) System") developed by the Company that utilizes advanced bar code and laser scanning technology to create an identification device which interfaces with a computer database and scanning network (the "Technology").

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

On July 28, 1998, the Company settled a lawsuit initiated by the U.S. Federal Trade Commission (the "FTC") alleging the Company's violation of Section 5 of the Federal Trade Commission Act and the FTC Trade Regulator Telemarketing Sales Rule. Following initiation of the lawsuit, four of the Company's five Board members and its Chief Financial Officer resigned. The settlement, among other things, permanently barred the Company, and its Chief Executive Officer from engaging directly or indirectly, in the business of credit card registration or promotion.

The FTC lawsuit and the cessation of the credit card registration service resulted in the insolvency and dissolution of Tracker Canada. The liquidation and dissolution occurred in February 1998.

On February 10, 1998, the Global Tracker Corporation ("Global Tracker"), a newly formed Ontario, Canada corporation, acquired substantially all of Tracker Canada's assets at arm's length in a bankruptcy proceeding. Shortly thereafter, Global Tracker entered into an agreement with the Company which permitted the Company to use personnel retained by Global Tracker and assets formerly owned or leased by Tracker Canada to continue the business formerly conducted by Tracker Canada. As a result of this arrangement, Tracker U.S. has continued on a limited basis the business formerly operated by Tracker Canada.

NOTE  2  -  GOING  CONCERN:
---------------------------

The Company has been in a development stage since its inception on May 6, 1993. The likelihood that the Company will attain profitability depends on many factors, including its ability to obtain adequate financing and generate sufficient revenues. Management is currently working to secure adequate capital through the private placement of securities. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, although the report of its former independent accountant as of and for the year ended March 31, 1997, and its current independent accountant as of and for each of the years ended March 31, 1999 and 1998, express doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE  3  -  SIGNIFICANT  ACCOUNTING  POLICIES:
----------------------------------------------

PRINCIPLES  OF  CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its former wholly owned subsidiary, Tracker Canada. All significant intercompany accounts and transactions have been eliminated.

DEVELOPMENT  COSTS

Development  costs  are  expensed  as  incurred.

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

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NEW  ACCOUNTING  PRONOUNCEMENTS

Other pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to the consolidated financial statements of the Company. Further, pronouncements with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

NOTE  4  -  PREPAID  EXPENSES  AND  DEPOSITS:
------------------------------------------------

       March 31,   March 31,
          1999        1998
       ----------  ----------
Other  $  120,000  $      NIL
       ----------  ----------
       $  120,000  $      NIL
       ==========  ==========

NOTE  5  -  DUE  FROM  SHAREHOLDERS:
------------------------------------

Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE  6  -  DEFERRED  CHARGES:
-----------------------------

Deferred charges consist of the following:
                                                          March 31,   March 31,
                                                             1999        1998
                                                          ----------  ----------
Current: . . . . . . . . . . . . . . . . . . . . . . . .  $   80,309  $  776,055
Deferred sales commission (net of cancellation reserve)

Other. . . . . . . . . . . . . . . . . . . . . . . . . .      34,096     411,644
                                                          ----------  ----------
Long  term . . . . . . . . . . . . . . . . . . . . . . .  $  114,405  $1,187,699
                                                          ----------  ----------

Deferred sales' commission (net of cancellation reserve)  $   52,192  $  183,041

Other. . . . . . . . . . . . . . . . . . . . . . . . . .      89,408      92,002
                                                          ----------  ----------
                                                          $  141,600  $  275,043
                                                          ----------  ----------

NOTE  7  -  PROPERTY  AND  EQUIPMENT:
-------------------------------------

The Company currently leases all of its equipment from Global Tracker under short term agreements classified as operating leases. Lease payments are expensed as incurred. See Note 1.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE  8  -  ACCRUED  LIABILITIES:
---------------------------------

Accrued liabilities comprise the following:

                                             March 31,   March 31,
                                                1999        1998
                                             ----------  ----------
Directors fees. . . . . . . . . . . . . . .  $   24,432  $   24,432
Interest expense for convertible debentures     115,209      58,785
Others. . . . . . . . . . . . . . . . . . .     445,182     445,182
                                             ----------  ----------
                                             $  584,823  $  528,399
                                             ==========  ==========

NOTE  9  -  CAPITAL  STOCK:
---------------------------

(i) The Class B voting common stock was held in trust pursuant to the terms of an exchange agency and voting trust agreement with holders of exchangeable preference shares in the Canadian subsidiary. Following the liquidation of the Canadian subsidiary, all Class B Stock converted to Common Stock.

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

(iv) During the year ended March 31, 1995, the Company adopted a plan that allows for the granting of options, appreciation rights, restricted stock and certain other stock-based performance incentives to certain officers as determined at the discretion of the compensation committee of the board of directors.

(v) During the year ended March 31, 1999, the Company amended and restated the Plan and increased the number of shares reserved for issuance thereunder.

(vi) During the year ended March 31, 1999, the Company adopted a plan allowing for the issuance of options to outside directors.

(vii)   The  Company  has  issued  the  following  options  and  warrants:

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                      FOR YEAR              FOR YEAR
                                        ENDED                 ENDED
                                      MARCH 31,  EXERCISE   MARCH 31,  EXERCISE
                                        1999       PRICE      1998       PRICE
                                      ---------  ---------  ---------  ---------
OPTIONS:
  Opening (*). . . . . . . . . . . .  1,890,000                40,000  $    7.95
    Granted during the period (*)                              50,000  $    0.13
    Granted during the period (**)                            300,000  $    0.50
    Granted during the period (**)                          2,400,000  $    0.75
    Granted during the period (***).  5,286,968  $    0.07
    Granted during the period (****)    400,000  $    0.10
    Expired/cancelled during period                           900,000
  Closing. . . . . . . . . . . . . .  7,176,968             1,890,000

(*) 40,000 options were issued in July 1994 and 50,000 options were issued in July 1997 to non-employee directors and vest proportionately over a period of three years.
(**) 2,700,000 options were issued in August 1997 to management at various terms from 4 to 7 years
(***) 5,286,968 options were issued in December 1998 to management at various terms from 5 to 10 years
(****) 400,000 options were issued in January 1999, vesting proportionately over four years, to management.

                                 FOR YEAR              FOR YEAR
                                   ENDED                 ENDED
                                 MARCH 31,  EXERCISE   MARCH 31,  EXERCISE
                                   1999       PRICE      1998       PRICE
                                 ---------  ---------  ---------  ---------
WARRANTS (COMMON STOCK ):
  Opening . . . . . . . . . . .    750,000  N/A          750,000  N/A
    Issued during the period. .    200,000  $    0.40          0
    Exercised during the period          0                     0
    Expired during the period .          0                     0  Cdn$14.00
  Closing . . . . . . . . . . .    950,000               750,000
                                 ---------             ---------

(viii) On May 1, 1995, the Company entered into an agreement and sold, for net proceeds of $250,000, 250,000 units comprised of 250,000 restricted common shares and 250,000 warrants to purchase 250,000 restricted common shares to Reynold Kern. The warrants were exercisable during the one-year period commencing July 12, 1995 to July 12, 1996 at a price of $5.00 per share. Since the common stock underlying the warrants could not be purchased legally on margin at a marginable price, the exercise period has been extended until the first day that the common stock becomes marginable.

(ix) In June 1995, the Company issued 200,000 shares of common stock, restricted as to transferability for a period of two years from date of issuance, to Robert Zuk for certain investor relations services for the Company.

(x) In October 1995, the Company issued 770,000 shares of common stock pursuant to the registration statement on S-8 to six key employees and one director as payment in lieu of prior accrued salaries and fees and as an advance of their salaries and fees up to September 30, 1996. The shares issued were all valued at $1.00 per share.

(xi) In November 1995, at its annual general meeting, the shareholders approved the increase of the authorized number of common shares from 20,000,000 to 30,000,000 shares.

(xii) In December 1998, at its annual general meeting, the shareholders approved the increase of the authorized number of common shares from 30,000,000 to 50,000,000 shares and the authorization of 6,500,000 shares of blank check Preferred Stock.

(xiii) In January 1999, the Company issued 13,175,995 shares to employees and consultants.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


(xiv)     Other  capital

At March 31, 1998, 627,625 common shares have been subscribed for but remain unissued as the service for which these shares were subscribed for have yet to be received.

                                                 YEAR ENDED  FROM INCEPTION
                                                 ----------
                                                MARCH 31,   (MAY 6, 1993)
                                                            THROUGH MAR 31,
                                              1999     1998       1999
                                              -----  --------  ----------
OPENING,
Marketing services not yet received. . . . .  $   0  $      0  $        0
Deferred compensation costs. . . . . . . . .      0         0           0
Deferred consulting costs                             262,500           0
Rent                                                   93,502           0
                                                       356,00           0
                                              -----  --------  ----------

SHARES SUBSCRIBED BUT NOT ISSUED,
Marketing services not yet received. . . . .      0         0     999,600
Deferred compensation costs. . . . . . . . .      0         0   2,222,174
Deferred consulting costs. . . . . . . . . .      0         0   1,809,224
Rent . . . . . . . . . . . . . . . . . . . .      0         0     507,794
                                                  0         0   5,538,792
                                              -----  --------  ----------

CHARGED TO EXPENSE AS SERVICES ARE RECEIVED,
Marketing services not yet received. . . . .      0         0     999,600
Deferred compensation costs. . . . . . . . .      0         0   2,222,174
Deferred consulting costs. . . . . . . . . .      0         0   1,546,724
Rent . . . . . . . . . . . . . . . . . . . .      0         0     410,515
                                                  0         0   5,182,790
                                              -----  --------  ----------

CLOSING,
Marketing services not yet received. . . . .      0         0           0
Deferred compensation costs. . . . . . . . .      0         0           0
Deferred consulting costs                             262,500     262,500
Rent                                                   93,502      93,502
                                                     $356,002  $  356,002

(xv) In November 1996, all holders of the convertible subordinated debentures were requested to extend the maturity date from December 1, 1996 to June 1, 1997 on same terms and conditions. No additional requests for extension have been made thereby placing the Company in default under the terms of the convertible subordinated debenture agreement. As of March 31, 1999 there remains outstanding $475,790 ($475,790 at March 31, 1998) in convertible subordinated debentures with a maturity date of June 1, 1997. The remaining balance of $ 31,809 ($31,809 at March 31, 1998) has been reclassified as debentures which had a repayment maturity term of December 1997 at a 4.75% interest rate. Conversion rights under the convertible subordinated debentures have expired.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


(xvi) The Company has, from inception to present, issued shares in exchange for: (a) employment services, (b) consulting and marketing services, and (c) consideration in lieu of rental payments.

(xvii) During the year ended March 31, 1997, the Company issued 1,050 shares of $1,000 6% Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). As at March 31, 1997, 4,365,136 common shares were issued due to the conversion of 1,050 shares of convertible preferred stock totaling $1,050,000. As at March 31, 1997, no convertible preferred stock remains outstanding.

(xviii)     On  October 21, 1996, the Company's Prospectus on Amendment No. 4 of
the Registration Statement on Form S-1 was declared effective by Securities and Exchange Commission.

(xix) During the year ended March 31, 1997, the Company issued 1,740,000 shares of common stock amounting to $658,393 pursuant to the registration statement on S-8 to five employees and five outside (non-employee) directors as payment in lieu of salaries and consulting fees.

(xx) In October 1996, the Company entered into a one-year consulting agreement (the "Consulting Agreement") to obtain advice concerning the Company's growth strategy, financial public relations obligations and future capital structure. Under the terms of the Consulting Agreement, the Company agreed to pay the Consultant 100,000 shares of the Company's common stock. The Company's obligations with respect to options issued to the Consultant for the purchase of 900,000 additional shares expired in 1999.

(xxi) During the year ended March 31, 1999, the Company issued 13,175,996 shares of common stock amounting to $1,600,883 pursuant to the registration statement on S-8 to eight employees and two consultants as payment in lieu of salaries and consulting fees.

NOTE  10  -  COMMITMENTS:
-------------------------

LEASES

The Company leased space in Smyrna, Georgia for a three (3) year term commencing May 15, 1997. On November 1, 1997, the Company discontinued occupancy of the leased premises, defaulting under the terms of the lease. The lease requires payment of an annual base rent of $41,772.

Rental expense for the year ended March 31, 1999 amounted to $ 64,132 and $120,196 for the year ended March 31, 1998.

MARKETING  AGREEMENT

On March 15, 1995, the Company entered into an agreement with The L.L. Knickerbocker Company, Inc., of California ("Knickerbocker"), which provided for a television and radio marketing campaign to be initially launched in the California marketplace. As compensation for services to be performed by Knickerbocker, the Company paid Knickerbocker a fee of $212,975 and issued 800,000 restricted common shares, valued at $2.50 per share based on the trading price of the Company's shares on the date of the agreement. On December 11, 1996, the Company ended its relationship with Knickerbocker and received 400,000 of the 800,000 restricted common shares back from Knickerbocker. These shares were immediately cancelled in treasury.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


THE  IACP  ENDORSEMENT

The Company entered into an agreement with the International Association of Chiefs of Police ("IACP") in February 1996 that ran through February
1999. Under the agreement, the Company agreed to pay IACP, on a quarterly basis in arrears, the greater of $100,000 per year or a fee based on the total number of subscribers of the Company. At March 31, 1999, the Company had defaulted in its payment obligations under the agreement.

NOTE  11  -  RELATED  PARTY  TRANSACTIONS:
------------------------------------------

Prior to the date of incorporation (May 6, 1993), the founder and other key members of management received 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join the Company, respectively. No value has been assigned to these shares.

The Company retains certain key management personnel under contract. Included in expenses are consulting and management fees paid under the aforementioned contracts totaling, in the aggregate, $ 185,000 for the year ended March 31, 1998 and $648,231 for the year ended March 31, 1997.

Finders fees amounting to Nil for years ended March 31, 1999 and March 31, 1998 and $25,870 for the year ended March 31, 1997 paid to related parties in connection with the Company's private equity placement are included as a reduction in paid-in capital.

The Company's President, Chief Operating Officer and Chief Financial Officer is the sole shareholder of Global Tracker Corporation. Global Tracker acquired Tracker Canada's assets at arms' length in an insolvency proceeding. Global Tracker leases all of such assets to the Company.


NOTE  12  -  INCOME  TAXES:
---------------------------

The estimated deferred tax asset of $3,987,000 and $3,724,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to March 31, 1999 and March 31, 1998 respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $11,433,000 ($10,681,000 as at March 31,1998) expire starting in 2001; the benefit of these losses has not been reflected in these consolidated financial statements.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                            March 31,     March 31,
                              1999           1998
                          -------------  ------------
Deferred tax liabilities  $          0   $         0
Deferred tax assets
  Net operating losses .     3,987,000     3,724,000
                          -------------  ------------
                             3,987,000     3,724,000
  Valuation allowance. .   ( 3,987,000)   (3,724,000)
                          -------------  ------------
                          $          0   $         0
                          =============  ============

The  valuation  allowance  did  increase  by  $263,000  during  the  year.

NOTE  13  -  CONVERTIBLE  SUBORDINATED  DEBENTURES:
---------------------------------------------------

The Company has outstanding at March 31, 1999 subordinated debentures in the amount of $475,790 ($ 475,790 as at March 31, 1998) bearing interest at 15% annually, which are repayable within one year.

Total interest incurred and included in general and administrative expenses is $ 72,879 and $42,330 for year ended March 31, 1999 and 1998 respectively.