Form 10QSB
period 1999-06-30
TRACKER CORP OF AMERICA
filed 1999-08-17
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ____________

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For  the  quarterly  period  ended  JUNE  30,  1999,  or
                                      ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For  the  transition  period  from  _______________  to  ____________________

                         Commission file number 0-24944
                                                -------

                       THE TRACKER CORPORATION OF AMERICA
                       ----------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                                   86-0767918
--------------------------------------  -------------------------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

180  DUNDAS  STREET  WEST,  SUITE  1505,  TORONTO,  ONTARIO,  CANADA  M5G 1Z8
------------------------------------------------------------------------------

     (Address of Principal Executive Offices)               (Zip Code)

Issuer's  Telephone  Number,  Including  Area  Code       (416)  593-2604
                                                    ---------------------


Check  whether  the  issuer:  (1)  has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

     Classes  of  Common  Stock                    Outstanding  at June 30, 1999
     --------------------------                    -----------------------------

     Common  Stock  $0.001  par  value                        50,388,579
     Class  B  Common  Stock  $0.00000007                              0
Transitional  Small Business Disclosure Format (check one):     Yes [X]   No [ ]

                    THE TRACKER CORPORATION OF AMERICA, INC.

                                      INDEX
                                      -----


                                                                    Page
                                                                    ----
Part I.  Financial Information. . . .. . . . . . . . . . . . . . .     1

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 1999. . . . . .     2

         Consolidated Statement of Operations for the three
         months ended June 30, 1999 and 1998 . . . . . . . . . . .     3

         Consolidated Statement of Cash Flows for the three months
         ended June 30, 1999 and 1998. . . . . . . . . . . . . . .     4

         Notes to Financial Statements . . . . . . . . . . . . . .     5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . .     6

Part II.  Other Information. . . . . . . . . . . . . . . . . . . .    10

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .    10

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .    10

                          PART I FINANCIAL INFORMATION
                    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                        THE TRACKER CORPORATION OF AMERICA
                                          (A DEVELOPMENT STAGE COMPANY)
                                      -------------------------------------

                                           CONSOLIDATED BALANCE SHEET
                                      -------------------------------------


                                                      ASSETS
                                                                             JUNE 30,       MARCH 31,
                                                                               1999           1999
                                                                           -------------  -------------
                                                                            (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  ACCOUNTS RECEIVABLE . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $     97,843
  PREPAID EXPENSES AND DEPOSITS . . . . . . . . . . . . . . . . . . . . .       120,000        120,000
  DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . . . . . . . .       114,276        114,405
                                                                           -------------  -------------
       TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . .       234,276        332,248

DUE FROM STOCKHOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . .        14,072         14,072
DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       111,616        141,600
PROPERTY AND EQUIPMENT (NET). . . . . . . . . . . . . . . . . . . . . . .             -              -
                                                                           -------------  -------------

       TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    359,964   $    487,920
                                                                           =============  =============


                      LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  ACCOUNTS PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    458,352   $    458,352
  ACCRUED LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .       602,665        584,823
  DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . .       197,479        197,602
  AMOUNT DUE TO STOCKHOLDERS. . . . . . . . . . . . . . . . . . . . . . .        30,997              -
  DEBENTURE PAYABLE . . . . . . . . . . . . . . . . . . . . . . . . . . .        31,809         31,809
  CONVERTIBLE DEBENTURES. . . . . . . . . . . . . . . . . . . . . . . . .       475,790        475,790
                                                                           -------------  -------------
       TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . .     1,797,093      1,748,376


DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       165,902        215,244

COMMITMENTS (NOTE 10) . . . . . . . . . . . . . . . . . . . . . . . . . .             -              -

STOCKHOLDERS' DEFICIENCY
   COMMON STOCK, $.001PAR VALUE, 50,000,000 SHARES AUTHORIZED,

    50,388,579 SHARES ISSUED AND OUTSTANDING. . . . . . . . . . . . . . .        50,389         50,389

   CONVERTIBLE SENIOR PREFERRED STOCK, $.001 PAR VALUE, 6,500,000 SHARES
    AUTHORIZED, NIL ISSUED AND OUTSTANDING. . . . . . . . . . . . . . . .             -              -

  CLASS B VOTING COMMON STOCK, $0.00000007 PAR VALUE, 100,000,000
    SHARES AUTHORIZED,  NIL ISSUED
    AND OUTSTANDING . . . . . . . . . . . . . . . . . . . . . . . . . . .             -              -

  PAID-IN CAPITAL . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,777,482     16,777,482
  OTHER CAPITAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (424,267)      (424,267)
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE. . . . . . . . . . . .   (17,880,368)   (17,753,037)
  CUMULATIVE TRANSLATION ADJUSTMENT . . . . . . . . . . . . . . . . . . .      (126,262)      (126,263)
                                                                           -------------  -------------

    TOTAL SHAREHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . .    (1,603,030)    (1,475,700)
                                                                           -------------  -------------


    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT . . . . . . . . . . . . .  $    359,964   $    487,920
                                                                           =============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                 THE  TRACKER  CORPORATION  OF  AMERICA
                                    (A  DEVELOPMENT  STAGE  COMPANY)
                                ----------------------------------------

                                CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                ----------------------------------------

                                               (UNAUDITED)


                                                                     FROM INCEPTION
                                                                     (MAY 6, 1993)      FOR 3 MONTHS     FOR 3 MONTHS
                                                                    THROUGH MARCH 31       ENDING           ENDING
                                                                          1998          JUNE 30, 1999    JUNE 30, 1998
                                                                   ------------------  ---------------  ---------------
                                                                                          UNAUDITED        UNAUDITED
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (17,128,614)  $     (127,331)  $      447,797
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM
  OPERATING ACTIVITIES:
    DEPRECIATION. . . . . . . . . . . . . . . . . . . . . . . . .            380,019                -                -
    LOSS ON SALE OF LONG-TERM INVESTMENT. . . . . . . . . . . . .             13,414                -                -
    RENT, CONSULTING AND MARKETING SERVICES, EMPLOYEE . . . . . .                  0                -
     COMPENSATION SETTLED VIA THE ISSUANCE OF COMPANY
     SHARES . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,284,144                -                -
    CHANGES IN ASSETS AND LIABILITIES:
        PREPAID EXPENSES AND DEPOSITS . . . . . . . . . . . . . .            (17,273)               -                -
        ACCOUNTS RECEIVABLE . . . . . . . . . . . . . . . . . . .             97,843           97,843          (72,082)
        SHORT-TERM INVESTMENT . . . . . . . . . . . . . . . . . .                  -                -                -
        INVENTORY . . . . . . . . . . . . . . . . . . . . . . . .                  -                -                -
        DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . .         (1,432,629)          30,113          882,716
        DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . .          2,162,108          (49,465)      (1,446,658)
        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. . . . . . . . .          1,032,720           48,841          237,691
                                                                   ------------------  ---------------  ---------------

  NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . .         (9,608,269)               0           49,464
                                                                   ------------------  ---------------  ---------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  ACQUISITION OF FIXED ASSETS . . . . . . . . . . . . . . . . . .              6,028                -                -
  LOAN TO SHAREHOLDERS. . . . . . . . . . . . . . . . . . . . . .           (370,484)               -                -
  REPAYMENT OF LOANS TO SHAREHOLDERS. . . . . . . . . . . . . . .            356,412                -                -
  NOTE RECEIVABLE . . . . . . . . . . . . . . . . . . . . . . . .           (200,317)               -                -
  REPAYMENT OF NOTE RECEIVABLE. . . . . . . . . . . . . . . . . .            200,317                -                -
  LONG-TERM INVESTMENT. . . . . . . . . . . . . . . . . . . . . .         (2,301,372)               -                -
  UNWIND OF LONG-TERM INVESTMENT. . . . . . . . . . . . . . . . .          2,287,958                -                -
                                                                   ------------------  ---------------  ---------------

  NET CASH FROM (USED IN) INVESTING ACTIVITIES. . . . . . . . . .            (21,458)               -                -
                                                                   ------------------  ---------------  ---------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  ISSUANCE OF COMMON SHARES . . . . . . . . . . . . . . . . . . .          8,952,530                -           45,281
  ISSUANCE OF PREFERRED SHARES. . . . . . . . . . . . . . . . . .          1,050,000                -                -
  ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES . . . . . . . .          2,189,529                -                -
  REPAYMENT OF DEBENTURES AND CONVERTIBLE SUBORDINATED DEBENTURES           (297,401)               -                -
  SHARE ISSUE COSTS . . . . . . . . . . . . . . . . . . . . . . .         (1,684,735)               -                -
                                                                   ------------------  ---------------  ---------------
  NET CASH FROM (USED IN) FINANCING ACTIVITIES. . . . . . . . . .         10,209,923                -           45,281
                                                                   ------------------  ---------------  ---------------

EFFECT OF EXCHANGE RATE CHANGES . . . . . . . . . . . . . . . . .           (580,196)               -          (94,745)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING . . . . .                  0                0                -
  THE PERIOD

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . . . .                  -                -                -
                                                                   ------------------  ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . . . . . .  $               0   $            0   $            0
                                                                   ==================  ===============  ===============

SUPPLEMENTAL  SCHEDULE  OF  NONCASH  FINANCING  ACTIVITIES
  THE COMPANY ISSUED CERTAIN SHARES OF ITS CLASS B VOTING COMMON STOCK FOR SERVICE AND FOR NOMINAL VALUES.
  SEE  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY  (DEFICIT)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              THE TRACKER CORPORATION OF AMERICA
                                 (A DEVELOPMENT STAGE COMPANY)
                             -------------------------------------
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)


                                           FROM INCEPTION
                                            (MAY 6, 1993)     FOR 3 MONTHS ENDING
                                           THROUGH JUNE 30,         JUNE 30,
                                                1999           1999          1998
                                            -------------  ------------  ------------
(UNAUDITED)                                  (UNAUDITED)
REVENUE. . . . . . . . . . . . . . . . . .  $    340,504   $    33,783   $    72,082

COST OF SALES. . . . . . . . . . . . . . .       102,592         2,298        42,383
                                            -------------  ------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . .       237,912        31,485        29,700
                                            -------------  ------------  ------------

DEVELOPMENT COSTS
  OPERATIONAL. . . . . . . . . . . . . . .     1,608,386        86,526        79,895
  INFORMATION SYSTEMS. . . . . . . . . . .       943,436        13,404         7,151
  SALES AND MARKETING. . . . . . . . . . .     3,467,256        30,212        33,376
  GENERAL AND ADMINISTRATIVE . . . . . . .     7,866,413        30,183        49,693
                                            -------------  ------------  ------------

TOTAL DEVELOPMENT COSTS. . . . . . . . . .  $ 13,885,492   $   160,325   $   170,115

LOSS FROM CONTINUING OPERATIONS. . . . . .   (13,647,579)     (128,841)     (140,416)

GAIN (LOSS) FROM DISCONTINUED OPERATION. .    (3,481,035)        1,510       588,212
                                            -------------  ------------  ------------

NET LOSS APPLICABLE TO COMMON STOCK. . . .  $(17,128,614)  $  (127,331)  $   447,797
                                            =============  ============  ============


EARNINGS (LOSS) PER SHARE OF COMMON STOCK

LOSS FROM CONTINUING OPERATIONS. . . . . .  $    (0.9312)  $   (0.0032)  $   (0.0062)

GAIN (LOSS) FROM DISCONTINUED OPERATION. .       (0.2375)       0.0000        0.0259
                                            -------------  ------------  ------------

NET LOSS . . . . . . . . . . . . . . . . .  $    (1.1687)  $   (0.0032)  $    0.0197
                                            =============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING . . . . . . . . . . . . . .    14,656,572    38,712,584    22,682,017
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

NOTE  4  -  PREPAID  EXPENSES  AND  DEPOSITS:
---------------------------------------------

Prepaid  expenses  and  deposits  comprise  the  following:

       June  30,   March 31,
          1999        1999
       ----------  ----------
Other  $  120,000  $  120,000
       ----------  ----------
       $  120,000  $  120,000
       ==========  ==========

NOTE  6  -  DEFERRED  CHARGES:
-----------------------------

Deferred  charges  consist  of  the  following:

                                                          June 30,   March 31,
                                                            1999        1999
                                                          ---------  ----------
Current:
Deferred sales commission (net of cancellation reserve).  $  80,309  $   80,309

Other. . . . . . . . . . . . . . . . . . . . . . . . . .     33,967      34,096
                                                          ---------  ----------
Long  term . . . . . . . . . . . . . . . . . . . . . . .  $ 114,276  $  114,405
                                                          ---------  ----------

Deferred sales' commission (net of cancellation reserve)  $  69,331  $   52,192

Other. . . . . . . . . . . . . . . . . . . . . . . . . .     42,285      89,408
                                                          ---------  ----------
                                                          $ 111,616  $  141,600
                                                          ---------  ----------

NOTE  8  -  ACCRUED  LIABILITIES:
---------------------------------

Accrued  liabilities  comprise  the  following:

                                             June 30,   March 31,
                                               1999        1999
                                             ---------  ----------
Directors fees. . . . . . . . . . . . . . .  $  24,432  $   24,432
Interest expense for convertible debentures    219,825     115,209
Others. . . . . . . . . . . . . . . . . . .    358,408     445,182
                                             ---------  ----------
                                             $ 602,665  $  584,823
                                             =========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY  STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements. The term, "forward-looking statements," is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, and in our oral statements, words or phrases such as "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to denote forward-looking statements. The possible results that may be suggested by forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Some of the factors that might cause such differences include risks associated with the development of a new technology; technological obsolescence; dependence on the Tracker System and the uncertainty of its market acceptance; history of operating losses and expectation of future losses; limited sales and marketing experience; heightened competition; lack of manufacturing capability and dependence on contract manufacturers and suppliers; dependence on proprietary technology, including the adequacy of patent and trade secret protection; retention of key personnel and recruitment of additional qualified skilled personnel; and the failure to raise additional funds.

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

DEVELOPMENT  STAGE  ACTIVITIES

The Tracker Corporation of America has been in the development stage since its formation. It primarily markets, sells and operates the Tracker System , a personal property marking and monitoring system developed by the Company. The Tracker System utilizes advanced bar code and laser scanning technology to create an identification device which interfaces with a computer database and scanning network.

RESULTS  OF  OPERATIONS

COMPARISON  OF  THREE  AND  NINE  MONTHS  ENDED  JUNE  30,  1999  AND  1998

Revenue: Our revenue for the three months ended June 30, 1999 decreased 53% as compared to the comparable period a year ago. This decrease results from the Company's decision to focus its limited resources on the development of new product lines rather than the marketing and sale of existing products.

Loss: Our net loss, including the net loss from discontinued operations, totaled $127,331 during the three months ended June 30, 1999 (as compared to a gain of $447,797 during the same period in 1998). Our net loss from continuing operations totaled $128,841 during the three months ended June 30, 1999, as compared to a net loss of $140,416 during the same period in 1998. The decrease in our net loss results primarily from cost-cutting measures taken by the Company.

Cost  of  Sales:  Cost  of  sales decreased 95% for the three-month period ended
June 30, 1999, as compared to the comparable 1998 period. This decrease results from an increase in software sales and a decrease in label product sales.

Gross Profits: Gross profits increased by 256%, as compared to the comparable 1997 period. Gross profits primarily increased as a result of payments derived from a contract entered into with a subsidiary of Sony Corporation.

Development  costs decreased by approximately 6% for the three months ended June
30,  1999  to  $160,325,  compared  to the comparable 1997 period.   Development
costs decreased primarily because of a 40% reduction in general and administrative costs.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock, notes and debentures totaling approximately $10,255,205, net of discontinued operations. During the three months ended June 30, 1999, our net cash used in operations was ($127,331) as compared to $447,797 for the comparable 1998 period. Cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, labels, packaging, marketing and advertising.

At June 30, 1999, we had total current assets of $234,276, consisting of prepaid expenses and deposits of $120,000 and current deferred charges of $114,276; amount due from stockholders of $14,072, and long-term deferred charges totaling
$111,616.   The  amount  due  from  stockholders  primarily  reflects  expenses advanced to our Chief Executive Officer who, to enable Tracker to conserve cash, has not drawn a salary since Fall 1997. The long-term deferred charges reflects the reduced deferred commission expense resulting from discontinuance of the discontinued operations.

At June 30, 1999, we had liabilities of $1,797,093, consisting of accounts payable of $458,352; accrued liabilities of $602,665; deferred revenues of $197,479; amount due to stockholders of $30,997; debentures of $31,809; and convertible subordinated debentures of $475,790. We had long-term deferred revenues of $165,902.

The significant reduction in the Company's assets results from the write-off of deferred expenditures arising from discontinued operations. A corresponding reduction in liabilities results from the write-off of deferred revenues from discontinued operations. The further reduction in stockholders' equity (deficit) results from obligations the Company has continued to incur as it develops and rolls out its new product lines.

As of June 30, 1999, our accumulated deficit totaled $17,880,368. To date, we have financed our research and development activities and operations primarily through sales generated by discontinued operations, private placements of debt and equity securities, the sale of equity securities pursuant to Regulation S, loans from third parties, and loans made by management funded in the over the counter market through the sale of Company Shares owned by management.

CAPITAL  REQUIREMENTS

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

                                     PART II

                               OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

We, along with Symbol Technologies, Inc. ("Symbol"), were defendants in a lawsuit filed by Datastrip (IOM) Limited ("Datastrip") in the United States District Court for the District of Delaware. Datastrip alleged that Tracker infringed on Datastrip's U.S. Patent No. 4,782,221. The lawsuit has since been dismissed upon the finding that neither Symbol nor Tracker infringed Datastrip's patent.

We are not a party to any other material litigation and are not aware of any pending or threatened litigation that would have a material adverse effect upon our business, operating results or financial condition.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     As of June 30, 1999, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790, plus accrued interest.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

     None

(B)     REPORTS  ON  FORM  8-K

     No reports were filed on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August  17,  1999.
                                     THE  TRACKER  CORPORATION
                                     OF  AMERICA,  a  Delaware  corporation


                                          By:  /s/  Bruce  I.  Lewis
                                               ---------------------
                                               Bruce  I.  Lewis
                                               Chairman  of  the  Board,
                                               Chief Executive Officer,
                                               (Principal Executive Officer)