Form 10QSB
period 1999-09-30
TRACKER CORP OF AMERICA
filed 1999-11-15
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ____________

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For  the  quarterly  period  year  ended  SEPTEMBER  30,  1999,  or
                                            --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For  the  transition  period  from  _______________  to  ____________________

                         Commission file number 0-24944
                                                -------

                    THE TRACKER CORPORATION OF AMERICA, INC.
                    ----------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                  DELAWARE                        86-0767918
                  --------                        ----------
             (State  or  Other           (I.R.S. Employer Incorporation
       Jurisdiction of Organization)        or Identification No.)

     180 DUNDAS STREET WEST, SUITE 1505, TORONTO, ONTARIO, CANADA M5G 1Z8
--------------------------------------------------------------------------------

     (Address of Principal Executive Offices)                  (Zip Code)

Registrant's  Telephone  Number,  Including  Area  Code       (416)  493-2604
                                                        ---------------------

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.                        Yes  [ ]  No  [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

     Classes  of Common Stock                    Outstanding at November 8, 1999
     ------------------------                    -------------------------------

     Common  Stock,  $0.001  par  value                         53,988,579
     Class B Common Stock, $0.00000007 par value                     0

                    THE TRACKER CORPORATION OF AMERICA, INC.

                                      INDEX
                                      -----


                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .     1

         Consolidated Balance Sheet as of September 30, 1999
           and March 31, 1999. . . . . . . . . . . . . . . . . . . .     2

         Consolidated Statement of Operations for the three and six
           Months ended September 30, 1999 and 1998 and for the
           Period from May 6, 1993 (inception) through September 30,
           1999. . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Consolidated Statement of Cash Flows for the three months
           Ended September 30, 1999 and 1998 and for the period from
           May 6, 1993 (inception) through September 30, 1999. . . .     4

         Notes to Financial Statements . . . . . . . . . . . . . . .     5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . .     8

PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .    10

Item 4.  Submission of Matters to a Vote of Security Holders . . . .    10

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .    10

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    11

                           PART IFINANCIAL INFORMATION
                    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                         THE TRACKER CORPORATION OF AMERICA
                                           (A DEVELOPMENT STAGE COMPANY)
                                        -------------------------------------
                                             CONSOLIDATED BALANCE SHEET
                                        -------------------------------------


                                           ASSETS
                                                                              SEPTEMBER 30,     MARCH 31,
                                                                                  1999            1999
                                                                             ---------------  -------------
                                                                               (UNAUDITED)     (AUDITED)
CURRENT ASSETS
CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . .  $      281,372   $          -
  ACCOUNTS RECEIVABLE . . . . . . . . . . . . . . . . . . . . . . . . . . .               -         97,843
  PREPAID EXPENSES AND DEPOSITS . . . . . . . . . . . . . . . . . . . . . .         120,000        120,000
  DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         114,272        114,405
                                                                             ---------------  -------------
       TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . .         515,644        332,248

DUE FROM SHAREHOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,072         14,072
DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          81,513        141,600
PROPERTY AND EQUIPMENT (NET). . . . . . . . . . . . . . . . . . . . . . . .               -              -
                                                                             ---------------  -------------

       TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      611,229   $    487,920
                                                                             ===============  =============


                  LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  ACCOUNTS PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      468,352   $    458,352
  ACCRUED LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .         279,932        584,823
  DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         197,446        197,602
  CONVERTIBLE BRIDGE NOTES. . . . . . . . . . . . . . . . . . . . . . . . .       1,000,000              -
  DEBENTURE PAYABLE . . . . . . . . . . . . . . . . . . . . . . . . . . . .          31,809         31,809
  CONVERTIBLE DEBENTURES. . . . . . . . . . . . . . . . . . . . . . . . . .         475,790        475,790
                                                                             ---------------  -------------
       TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . .       2,453,329      1,748,376


DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         116,580        215,244

COMMITMENTS (NOTE 10) . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              -

SHAREHOLDERS' DEFICIENCY
   COMMON STOCK, $.001PAR VALUE, 93,400,000 SHARES AUTHORIZED,

    53,988,579 (50,388,579 - MARCH 31, 1999) SHARES ISSUED AND OUTSTANDING.          53,989         50,389

   CONVERTIBLE SENIOR PREFERRED STOCK, $.001 PAR VALUE, 6,500,000 SHARES
    AUTHORIZED, NIL (NIL - MARCH 31, 1999) ISSUED AND OUTSTANDING . . . . .               -              -

  CLASS B VOTING COMMON STOCK, $0.00000007 PAR VALUE, 100,000
    SHARES AUTHORIZED, NIL (NIL - MARCH 31, 1998) ISSUED
    AND OUTSTANDING . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              -

  PAID-IN CAPITAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,773,881     16,777,482
  OTHER CAPITAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (573,547)      (424,267)
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE. . . . . . . . . . . . .     (18,086,737)   (17,753,037)
  CUMULATIVE TRANSLATION ADJUSTMENT . . . . . . . . . . . . . . . . . . . .        (126,263)      (126,263)
                                                                             ---------------  -------------

    TOTAL SHAREHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . . .      (1,958,680)    (1,475,700)
                                                                             ---------------  -------------


    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT . . . . . . . . . . . . . .  $      611,229   $    487,920
                                                                             ===============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                       THE  TRACKER  CORPORATION  OF  AMERICA
                                       CONSOLIDATED  STATEMENT  OF OPERATIONS

                                                     (UNAUDITED)


                                                                                                      FROM INCEPTION
                                                                                                      (MAY 6, 1993)
                                                 FOR 3 MONTHS ENDING          FOR 6 MONTHS ENDING       THROUGH
                                                    SEPTEMBER 30,                SEPTEMBER 30,        SEPTEMBER 30,
                                              --------------------------  --------------------------  -------------
                                                  1999          1998          1999          1998          1999
                                              ------------  ------------  ------------  ------------  -------------

REVENUE. . . . . . . . . . . . . . . . . . .  $    21,102   $    21,431   $    54,885   $    93,513   $    361,606

COST OF SALES. . . . . . . . . . . . . . . .        3,163         9,041         5,461        51,423        105,754
                                              ------------  ------------  ------------  ------------  -------------

GROSS PROFIT . . . . . . . . . . . . . . . .       17,939        12,390        49,424        42,090        255,852
                                              ------------  ------------  ------------  ------------  -------------

DEVELOPMENT COSTS
  OPERATIONAL. . . . . . . . . . . . . . . .       39,050        28,559       125,576       108,454      1,647,436
  INFORMATION SYSTEMS. . . . . . . . . . . .       30,952         3,561        44,356        10,712        974,387
  SALES AND MARKETING. . . . . . . . . . . .       51,325        26,343        81,538        59,719      3,518,582
  GENERAL AND ADMINISTRATIVE . . . . . . . .      140,071        85,075       170,254       134,768      8,006,485
                                              ------------  ------------  ------------  ------------  -------------

TOTAL DEVELOPMENT COSTS. . . . . . . . . . .  $   261,398   $   143,538   $   421,724   $   313,653   $ 14,146,890

GAIN (LOSS) FROM CONTINUING OPERATIONS . . .     (243,459)     (131,148)     (372,300)     (271,563)   (13,891,038)

GAIN (LOSS) FROM DISCONTINUED OPERATION. . .       37,090      (208,434)       38,600       379,778     (3,443,945)
                                              ------------  ------------  ------------  ------------  -------------

NET PROFIT (LOSS) APPLICABLE TO COMMON STOCK  $  (206,369)  $  (339,581)  $  (333,700)  $   108,215   $(17,334,983)
                                              ============  ============  ============  ============  =============



PROFIT (LOSS) PER SHARE OF COMMON STOCK

LOSS FROM CONTINUING OPERATIONS. . . . . . .      (0.0047)  $   (0.0058)      (0.0072)  $   (0.0119)  $     (0.870)

GAIN (LOSS) FROM DISCONTINUED OPERATION. . .       0.0007       (0.0091)       0.0007        0.0167        (0.2157)
                                              ------------  ------------  ------------  ------------  -------------

NET LOSS . . . . . . . . . . . . . . . . . .      (0.0040)      (0.0149)      (0.0064)       0.0047        (1.0856)
                                              ============  ============  ============  ============  =============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING . . . . . . . . . . . . . . .   51,855,246    22,802,142    51,855,246    22,802,142     15,968,528
                                              ============  ============  ============  ============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                               THE  TRACKER  CORPORATION  OF  AMERICA
                                  (A  DEVELOPMENT  STAGE  COMPANY)

                               CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                               ----------------------------------------
                                              (UNAUDITED)


                                                                    FROM INCEPTION
                                                                    (MAY 6, 1993)     FOR 6 MONTHS    FOR 6 MONTHS
                                                                       THROUGH           ENDED           ENDED
                                                                     SEPTEMBER 30     SEPTEMBER 30    SEPTEMBER 30
                                                                         1999             1999            1998
                                                                   ----------------  --------------  --------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . .     ($18,086,737)  $    (333,700)  $     108,215
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM
  OPERATING ACTIVITIES:
    DEPRECIATION. . . . . . . . . . . . . . . . . . . . . . . . .          380,019               -               -
    LOSS ON SALE OF LONG-TERM INVESTMENT. . . . . . . . . . . . .           13,414               -               -
    RENT, CONSULTING AND MARKETING SERVICES, EMPLOYEE
     COMPENSATION SETTLED VIA THE ISSUANCE OF COMPANY
     SHARES . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,976,045               -               -
    CHANGES IN ASSETS AND LIABILITIES:
        PREPAID EXPENSES AND DEPOSITS . . . . . . . . . . . . . .         (137,273)              -               -
        ACCOUNTS RECEIVABLE . . . . . . . . . . . . . . . . . . .                -          97,843         (23,651)
        DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . .         (195,785)         60,220       1,146,458
        DEFERRED REVENUE. . . . . . . . . . . . . . . . . . . . .          314,026         (98,820)     (1,699,863)
        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. . . . . . . . .          762,928        (294,892)         88,063
                                                                   ----------------  --------------  --------------

  NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . .      (10,973,362)       (569,348)       (380,778)
                                                                   ----------------  --------------  --------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  DUE TO GLOBAL TRACKER . . . . . . . . . . . . . . . . . . . . .                -               -         285,588
  ACQUISITION OF FIXED ASSETS . . . . . . . . . . . . . . . . . .            6,028               -               -
  LOAN TO SHAREHOLDERS. . . . . . . . . . . . . . . . . . . . . .         (370,484)              -               -
  REPAYMENT OF LOANS TO SHAREHOLDERS. . . . . . . . . . . . . . .          356,412               -               -
  LONG-TERM INVESTMENT. . . . . . . . . . . . . . . . . . . . . .       (2,301,372)              -               -
  UNWIND OF LONG-TERM INVESTMENT. . . . . . . . . . . . . . . . .        2,287,958               -               -
                                                                   ----------------  --------------  --------------

  NET CASH FROM (USED IN) INVESTING ACTIVITIES. . . . . . . . . .          (21,458)              -         285,588
                                                                   ----------------  --------------  --------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  ISSUANCE OF COMMON SHARES . . . . . . . . . . . . . . . . . . .        9,748,275               -          45,281
  ISSUANCE OF PREFERRED SHARES. . . . . . . . . . . . . . . . . .        1,050,000               -               -
  ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES . . . . . . . .        2,189,529               -               -
  REPAYMENT OF DEBENTURES AND CONVERTIBLE SUBORDINATED DEBENTURES         (297,401)              -               -
  ISSUANCE OF CONVERTIBLE BRIDGE NOTES. . . . . . . . . . . . . .        1,000,000       1,000,000               -
  SHARE ISSUE COSTS . . . . . . . . . . . . . . . . . . . . . . .       (1,834,015)       (149,280)              -
                                                                                     --------------  --------------
  NET CASH FROM (USED IN) FINANCING ACTIVITIES. . . . . . . . . .       11,856,388         850,720          45,281
                                                                   ----------------  --------------  --------------

EFFECT OF EXCHANGE RATE CHANGES . . . . . . . . . . . . . . . . .         (580,196)              -          49,909

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING . . . . .          281,372         281,372               -
  THE PERIOD

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . . . .                -               -               -
                                                                   ----------------  --------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . . . . . .  $       281,372   $     281,372   $           0
                                                                   ================  ==============  ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTE  1  -  DESCRIPTION  OF  DEVELOPMENT STAGE ACTIVITIES AND CORPORATE HISTORY:
--------------------------------------------------------------------------------

We develop, market, sell and operate a personal and corporate property marking and monitoring system ("The Tracker System"). The Tracker System utilizes advanced bar code and laser scanning technology that interfaces with a computer database and scanning network to create an identification system (the "Technology").

Our current business began in July 1994 through a reorganization (the "Reorganization") in which we acquired all of the issued and outstanding voting shares of The Tracker Corporation, an Ontario, Canada corporation ("Tracker Canada"), in exchange for approximately 90% of our total voting shares as of that date. Our predecessor was incorporated as a Utah corporation in 1986, and changed its state of incorporation to Nevada in 1992 and Delaware in 1994 through change in domicile mergers. Concurrent with the effective date of the reorganization, we changed our fiscal year-end from December 31 to March 31.

NOTE  2  -  GOING  CONCERN:
---------------------------

We have been in a development stage since inception on May 6, 1993. Our likelihood for profitability depends on many factors, including our ability to obtain adequate financing and generate sufficient revenues. Management is currently working to secure adequate capital through the private placement of securities. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, although the report of our former independent accountant as of and for the year ended March 31, 1997, and our current independent accountant as of and for each of the years ended March 31, 1999 and 1998, express doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  3  -  SIGNIFICANT  ACCOUNTING  POLICIES:
----------------------------------------------

PRINCIPLES  OF  CONSOLIDATION

The accompanying financial statements include our accounts and our former wholly-owned subsidiary, Tracker Canada. We eliminated all significant inter company accounts and transactions.

DEVELOPMENT  COSTS

We  expense  development  costs  as  incurred.

DEFERRED  CHARGES

Deferred charges relate primarily to unamortized commissions, net of a 30% cancellation reserve, and other costs of sales that are amortized on a straight-line basis over the term of the related agreement.

REVENUE  RECOGNITION  AND  DEFERRED  REVENUE

We recognize revenue for our services on a straight-line basis over the term of the services offered and we present them net of sales discounts and allowances. We record as deferred revenue amounts received for services not yet provided. The average length of the services agreement varies from monthly to a five-year period.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

Other pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to our consolidated financial statements. Further, pronouncements with future effective dates are either not applicable or not material to our consolidated financial statements.

NOTE  4  -  PREPAID  EXPENSES  AND  DEPOSITS:
---------------------------------------------

Prepaid  expenses  and  deposits  comprise  the  following:

                                    September 30, 1999          March 31, 1999
                                   -------------------          --------------

Other                              $           120,000          $      120,000

NOTE  5  -  DUE  FROM  SHAREHOLDERS:
------------------------------------

Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE  6  -  DEFERRED  CHARGES:
-----------------------------

Deferred  charges  consist  of  the  following:

                                                          Sept. 30, 1999   March 31, 1999
                                                          ---------------  ---------------
Current:
Deferred sales commission (net of cancellation reserve).  $        80,309  $        80,309
Other. . . . . . . . . . . . . . . . . . . . . . . . . .           33,963           34,096
                                                          ---------------  ---------------

Long  term:. . . . . . . . . . . . . . . . . . . . . . .  $       114,272  $       114,405
                                                          ---------------  ---------------
Deferred sales' commission (net of cancellation reserve)  $        49,254  $        52,192
Other. . . . . . . . . . . . . . . . . . . . . . . . . .           32,259           89,408
                                                          ---------------  ---------------
                                                          $        81,513  $       141,600
                                                          ---------------  ---------------

NOTE  7  -  PROPERTY  AND  EQUIPMENT:
-------------------------------------

We currently lease all of our equipment from Global Tracker under short-term agreements classified as operating leases. We expense lease payments as incurred. See Note 3.

NOTE  8  -  ACCRUED  LIABILITIES:
---------------------------------

Accrued  liabilities  comprise  the  following:

                                             September 30, 1999   March 31, 1999
                                             -------------------  ---------------
Directors fees. . . . . . . . . . . . . . .  $            24,432  $        24,432
Interest expense for convertible debentures              237,667          115,209
Others. . . . . . . . . . . . . . . . . . .               17,833          445,182
                                             -------------------  ---------------
                                             $           279,932  $       584,823
                                             ===================  ===============

NOTE  9  -  COMMITMENTS:
------------------------

LEASES

We leased space in Smyrna, Georgia for a three (3) year term commencing May 15, 1997. On November 1, 1997, we discontinued occupancy of the leased premises, defaulting under the terms of the lease. The lease requires payment of an annual base rent of $41,772.

Rental expense for the year ended March 31, 1999 amounted to $64,132 and $120,196 for the year ended March 31, 1998.

THE  IACP  ENDORSEMENT

We entered into an agreement with the International Association of Chiefs of Police ("IACP") in February 1996 that ran through February 1999. Under the agreement, we agreed to pay IACP, on a quarterly basis in arrears, the greater of $100,000 per year or a fee based on the total number of our subscribers. As of September 30, 1999, we are in default on our payment obligations under the agreement.

NOTE  10  -  RELATED  PARTY  TRANSACTIONS:
------------------------------------------

Prior to the date of incorporation (May 6, 1993), the founder and other key members of management received 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join us. No value has been assigned to these shares.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  CAUTIONARY  STATEMENT

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

Do not place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date made and may not reflect events or circumstances that occur thereafter. Carefully review and consider the various disclosures we make in this report and in our other public filings to advise interested parties of the risks factors and other uncertainties that may affect our business.

RESULTS  OF  OPERATIONS

COMPARISON  OF  SIX-MONTHS  ENDED  SEPTEMBER  30,  1999  AND  1998

Gross Profit: Gross profit increased by 17% to $49,424 for the six months ending September 30, 1999, as compared to the same period in 1998. The increase resulted from payments derived from our contract with Sony Computer Entertainment America, Inc. Although revenue decreased 41% during this period (due to our decision to focus our limited resources on the development of new product lines rather than the marketing and sale of existing products), costs of sales were reduced by 89% to $5,461 for the six months ending September 30, 1999, from $51,423 for the comparable period in 1999. The decrease in costs of sales resulted from an increase in software sales and a decrease in label product sales.

Net Loss: Our net loss, including the net loss from discontinued operations, totaled $333,700 during the six months ended September 30, 1999 (as compared to a gain of $108,215 during the same period in 1998). Our net loss from continuing operations totaled $372,300 during the six months ended September 30, 1999, as compared to a net loss of $271,563 during the same period in 1998. The increase in our net loss results primarily from development costs associated with renewed marketing initiatives required to implement our new business plan. Development costs increased by approximately 34% to $421,724 for the six months ended September 30, 1999, compared to $313,653 for the similar 1998 period.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock, notes and debentures totaling approximately $17,711,534. During the six months ended September 30, 1999, our net cash used in operations was ($569,348) as compared to ($380,778) for the comparable 1998 period. We were able to finance our operations through the recent issuance of convertible bridge notes in the amount of $1,000,000 from the first closing (the "First Closing") under an agreement with Sovereign Capital Advisors, LLC to provide up to $3,000,000 in convertible bridge notes. Cash used in operations was devoted primarily to funding the development of identification and recovery systems and software, labels, packaging, marketing and advertising.

As of September 30, 1999, we increased our total current assets from March 31, 1999 to $515,614, mainly attributable to funds received from the First Closing in the amount $1,000,000 (less associated closing costs). The long-term deferred charges reflect the reduced deferred commission expense resulting from discontinuance of the discontinued operations. As of September 30, 1999, we increased our liabilities from March 31, 1999 to $2,453,329, due to the issuance of the convertible bridge notes.

As of September 30, 1999, our accumulated deficit totaled $18,213,000. The increase in the deficit resulted from obligations we continued to incur as we develop and roll out new product lines. To date, we have financed our research and development activities and operations primarily through sales generated by discontinued operations, private placements of debt and equity securities, the sale of equity securities pursuant to Regulation S, and loans from third parties.

CAPITAL  REQUIREMENTS

Our current cash projections indicate that our short-term annual funding requirements will be approximately $1.5 million for the next twelve months. We anticipate that future cash sales and equity or debt financing will cover long-term cash needs, but this might not occur. We are currently seeking additional equity/debt financing to finance our immediate working capital needs and supplement future cash flows. We cannot assure that the necessary funding will be available to us when needed, in sufficient amounts, on acceptable terms, or at all. Any failure to receive sufficient funding when needed, in sufficient amounts, and on acceptable terms would affect our ability to continue as a going concern.

                                     PART II

                                OTHER INFORMATION

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

As of September 30, 1999, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790, plus accrued interest.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On August 27, 1999, we held our annual meeting of stockholders. The matters presented before the stockholders for a vote included: (1) election of one director to serve of the Board of Directors for a term of three years; (2) ratification of the election of J.L. Stephan Co., P.C. as our independent auditors for the fiscal year ending March 31, 2000; (3) amending our Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.001 par value, to 93,400,000 shares; and (4) adoption of our Amended and Restated 1994 Stock Incentive Plan.

The only person nominated for election as director was Dr. H. Joseph Greenberg. He was unanimously voted in as our director for the next three years by a vote of 22,614,300 in favor. Our Board of Directors thus consists of Bruce I. Lewis (Chairman), Jay S. Stulberg, H. Joseph Greenberg, Carl J. Corcoran, and David J. Butler. The other three matters were similarly unanimously voted in favor by our stockholders.

ITEM  5.  OTHER  INFORMATION

     On July 15, 1999, we agreed in writing with the Florida Police Chiefs Foundation (FPCF) to extend the deadline for the completion of our agreement to collaborate on a statewide Operation Bicycle Identification Partnership. The delay is solely related to the FPCA's requirement that we resolve an outstanding contract issue with the International Association of Chiefs of Police. Tracker is actively pursuing a solution to that issue and expects this impediment to be soon removed.

     We are currently working with Symbol Technologies on the design and development of a custom mobile registration application using 2-D barcodes as well as mobile enhancements to our current Asset Management system. Symbol is compiling a functional specification on applications identified from our initiated research.

     We installed a customized asset tracking and move management application at Sony Computer Entertainment America, Inc. ("Sony"). As Sony is an alpha and beta site for this new product, we are continuing to develop additional functionality that Sony requires. These additional functions, when completed and approved by Sony, will be designed and incorporated by us into our new Asset Management System. The customized asset tracking and move management system is scheduled for release in February 2000. The system will be targeted to public and private sector clients and represents a completely portable solution for asset movement and individual accountability.

     In September 1999, we initiated a discussion with Schwinn Cycling & Fitness, Inc. on an OEM application of identifying bicycle ownership in addition to continuing label sales in bicycle accessory packs.

     We continue to work cooperatively with Warrantech Additive, Inc. ("Warrantech") through the provision of our vehicle labels for purchasers of Warrantech's extended warranty program. Under the best efforts agreement, sales of the extended warranty service through auto dealerships have not met Warrantech's expectations. Warrentech is reviewing the program and is exploring enhancements to the program as means of achieving original expectations.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

Number        Description
------        -----------
2.1xxxx       Reorganization  Agreement  Among Ultra Capital Corp. (the predecessor of the  Registrant),  Jeff  W.  Holmes,  R.  Kirk  Blosch  and  the Tracker
              Corporation  dated  May  26,  1994,  as  amended by Amendment Number One
              Dated  June  16,  1994,  Amendment  Number  Two dated June 24, 1994, and
              Amendment Number Three dated June 30,  1994,  Extension of Closing dated
              June  23,  1994,  and  July  11,  1994  letter  agreement.

2.2xxxx       Agreement  and  Plan  of Merger dated July 1, 1994 between Ultra Capital
              Corp.  (the  predecessor  of  the  Registrant)  and  the  Registrant.

3.1xxxx       Certificate  of Incorporation, as corrected by Certificate of Correction of  Certificate of Incorporation dated March 27, 1995, and as amended by
              Certificate  of  Amendment  to  the  Certificate  of Incorporation dated
              November 1, 1995,  and Certificate of Designation of Rights, Preferences
              and Privileges of $1,000.00 6% Cumulative Convertible Preferred Stock of
              the  Registrant  dated  April  19,  1996.

3.2xxxx       Bylaws

4.1xxxx       Specimen  Common  Stock  Certificate

10.1xxxx      1994  Stock  Incentive  Plan  of the Registrant, as amended by Amendment
              No.  1  to  the  1994  Stock  Incentive  Plan

10.2xxxx      Discretionary  Cash  Bonus  Arrangement  of  the  Registrant

10.3xxxx      Form  of  Indemnification  Agreement entered into between the Registrant each  of  its  Directors

10.4xxxx      Employment  Agreement  dated June 30, 1994 between the Registrant and I.
              Bruce  Lewis, as amended by Amendment to Employment Agreement dated July
              12, 1995

10.10xxxx     Right  of  First  Refusal,  Co-Sale and Voting Agreement dated March 14,
              1994  between  The  Tracker  Corporation, Stalia Holdings B.V., I. Bruce
              Lewis, MJG Management  Accounting Services Ltd., Spire Consulting Group,
              Inc., 1046523 Ontario  Limited,  Mark J. Gertzbein, Gregg C. Johnson and
              Jonathan  B.  Lewis,  as  confirmed  by  letter  dated June 22, 1994 and
              Agreement  dated  July  1994  (contained  in  Exhibit  9.2)

10.11xxxx     Stock  Option  Agreement  dated  March  14,  1994  between  The  Tracker
              Corporation and Stalia Holdings B.V., as confirmed by letter dated June
              22, 1994

10.18xxxx     Letter  agreement  dated October 5, 1993 between The Tracker Corporation and  Symbol  Technologies,  Inc.,  as amended by letter from The Tracker
              Corporation to Symbol Technologies Canada, Inc. dated November 23, 1995, and  letter  from  Symbol  Technologies  Canada,  Inc.  to  The  Tracker
              Corporation  dated  November  27,  1995

10.19xxxx     Assignment  World-Wide  dated  May  12,  1994 from I. Bruce Lewis to the
              Tracker  Corporation

10.22xxxx     1995  Stock  Wage  and  Fee  Payment  Agreement

10.30xxxxx    Letter  agreement  dated  March 22, 1996 between The Tracker Corporation and  Sony  of  Canada  Ltd.

10.36xxxxxx   Agreement  dated  May  22,  1997  between  The  Tracker  Corporation  of
              America  and  Schwinn  Cycling  &  Fitness  Inc.

10.37xxxxxx   Modification  Agreement  dated  May  27,  1997  between  The  Tracker
              Corporation  of  America,  Saturn  Investments,  Inc.,  The  Tracker
              Corporation, I.   Bruce  Lewis,  Mark  J.  Gertzbein,  and  Jonathan  B.
              Lewis.

10.38xxxxxxx  Agreement  dated July 1, 1998 between The Global Tracker Corporation and
              Warrantech  Additive,  Inc.

10.39xxxxxxx  License  Agreement  dated as of July 30, 1998 between The Global Tracker
              Corporation  and  The  Tracker  Corporation  of  America,  Inc.

10.40xxxxxxx  Employment  Agreement  dated September 24, 1996 between I. Bruce Lewis and  The  Tracker  Corporation  of  America,  Inc.

10.41xxxxxxxx Employment  Agreement  dated  December  18,  1998 between Bruce I. Lewis and  The  Tracker  Corporation  of  America

10.42xxxxxxxx Employment  Agreement  dated  December  18, 1998 between Jay S. Stulberg and  The  Tracker  Corporation  of  America

10.43xxxxxxxx Letter  Agreement  dated  May 18, 1999 between Symbol Technologies, Inc.
              and  The  Tracker  Corporation  of  America

10.44         Series  1  Bridge  Note  Purchase  and  Security  Agreement  dated as of
              August  18,  1999.

21.1xxxx      List  of  subsidiaries  of  the  Registrant

23xxxxxxx     Consent  of  Independent  Accountants

27            Financial Data Schedule, for the six months ended September 30, 1999

99.1xxxxxxxx  Cautionary  Statement

x Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 12, 1994.

xx Incorporated by reference from the Registrant's Current Report on Form 8-KA dated February 28, 1995 (filed March 15, 1995).

xxx Incorporated by reference from the Registrant's Current Report on Form 8-K dated July 29, 1994 (filed August 12, 1994).

xxxx Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-99686).

xxxxx Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1996 (filed July 15, 1996.)

xxxxxx Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1997 (filed July 3, 1997).

xxxxxxx Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998).

Xxxxxxxx Incorporated  by  reference from the Registrant's Annual Report on Form
         10-K  dated  March  31,  1999  (filed  August  17,  1999).

(B)     REPORTS  ON  FORM  8-K

     During the three months ended September 30, 1999, we filed one report on Form 8-K with the Securities and Exchange Commission on September 3, 1999. We reported that the accounting firm of J.L. Stephan Co., P.C. replaced the accounting firm of Hirsch Silberstein & Subelsky, P.C. as our independent accounting firm. We did not file any financial statements with this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

     Date:  November  15,  1999    THE  TRACKER  CORPORATION
                                   OF  AMERICA,  a  Delaware
                                   corporation


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