Form 10QSB/A
period 1999-09-30
TRACKER CORP OF AMERICA
filed 2000-01-11
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ____________

                                  FORM 10-QSB/A

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

                         Commission file number 0-24944
                                                -------

                      THE TRACKER CORPORATION OF AMERICA
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

                      THE TRACKER CORPORATION OF AMERICA

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

10.45         1994  Amended  and  Restated  Stock  Option  Plan

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