Form 10QSB
period 1999-12-31
TRACKER CORP OF AMERICA
filed 2000-02-14
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ____________

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  year  ended  DECEMBER  31,  1999,  or
                                                  -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For  the  transition  period  from  _______________  to  ____________________

                         Commission file number 0-24944
                                                -------

                  THE  TRACKER  CORPORATION  OF  AMERICA,  INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                    86-0767918
--------------------------------------------------------------------------------
   (State or Other Jurisdiction of            (I.R.S. Employer Incorporation or
           Organization)                             Identification  No.)

1120 FINCH AVENUE WEST, SUITE 303, NORTH YORK, ONTARIO, CANADA      M3J  3H8
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code     (416) 663-8222
                                                        -------------

Indicate by check [x] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

     Classes of Common Stock                    Outstanding at February 10, 1999
     -----------------------                    --------------------------------
     Common  Stock,  $0.001  par  value                         53,988,579
     Class B Common Stock, $0.00000007 par value                         0

                    THE TRACKER CORPORATION OF AMERICA, INC.

                                      INDEX
                                      -----


                                                                        Page
                                                                       ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                              1

          Consolidated Balance Sheet as of December 31, 1999
          and March 31, 1999                                                2

          Consolidated Statement of Operations for the three and nine months ended December 31, 1999 and 1998 and for the
          Period from May 6, 1993 (inception) through September 30,
          1999                                                              3

          Consolidated Statement of Cash Flows for the three months
          ended December 31, 1999 and 1998 and for the period from
          May 6, 1993 (inception) through December 31, 1999                 4

          Notes to Financial Statements                                     5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8

PART II.  OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities                                  10

Item 4.   Submission of Matters to a Vote of Security Holders              10

Item 5.   Other Information                                                10

Item 6.   Exhibits and Reports on Form 8-K                                 11

                           PART IFINANCIAL INFORMATION
                    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               THE TRACKER CORPORATION OF AMERICA
                                  ( A DEVELOPMENT STAGE COMPANY)
----------------------------------------------------------------------------------------------------------

                                   CONSOLIDATED BALANCE SHEET
                                   --------------------------

                                            ASSETS

                                                                               31-DEC         MARCH 31,
                                                                                 1999           1999
                                                                             -------------  -------------
                                                                              (UNAUDITED)      (AUDITED)
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                                                    $    882,970   $          -
  ACCOUNTS RECEIVABLE                                                                   -         97,843
  PREPAID EXPENSES AND DEPOSITS                                                   120,000        120,000
  DEFERRED CHARGES                                                                114,269        114,405
                                                                             -------------  -------------
       TOTAL CURRENT ASSETS                                                     1,117,240        332,248

DUE FROM SHAREHOLDERS                                                              14,072         14,072
DEFERRED CHARGES                                                                   51,413        141,600
PROPERTY AND EQUIPMENT (NET)                                                            -              -
                                                                             -------------  -------------
       TOTAL ASSETS                                                          $  1,182,725   $    487,920
                                                                             =============  =============

                               LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                           $    458,352   $    458,352
  ACCRUED LIABILITIES                                                             605,999        584,823
  DEFERRED REVENUE                                                                197,289        197,602
  CONVERTIBLE BRIDGE NOTES                                                      1,700,000              -
  DEBENTURE PAYABLE                                                                31,809         31,809
  CONVERTIBLE DEBENTURES                                                          475,790        475,790
                                                                             -------------  -------------
       TOTAL CURRENT LIABILITIES                                                3,469,240      1,748,376


DEFERRED REVENUE                                                                   67,371        215,244

COMMITMENTS (NOTE 10)                                                                   -              -

SHAREHOLDERS' DEFICIENCY
   COMMON STOCK, $.001PAR VALUE, 93,400,000 SHARES AUTHORIZED,

    53,988,579 (50,388,579 - MARCH 31, 1999) SHARES ISSUED AND OUTSTANDING         53,989         50,389

   CONVERTIBLE SENIOR PREFERRED STOCK, $.001 PAR VALUE, 6,500,000 SHARES
    AUTHORIZED, NIL ISSUED AND OUTSTANDING                                              -              -

  CLASS B VOTING COMMON STOCK, $0.00000007 PAR VALUE, 100,000
    SHARES AUTHORIZED,  NIL  (NIL - MARCH 31, 1999) ISSUED
    AND OUTSTANDING                                                                     -              -

  PAID-IN CAPITAL                                                                   #REF!     16,777,482
  OTHER CAPITAL                                                                     #REF!       (424,267)
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                            (18,383,541)   (17,753,037)
  CUMULATIVE TRANSLATION ADJUSTMENT                                              (126,263)      (126,263)
                                                                             -------------  -------------

    TOTAL SHAREHOLDERS' DEFICIT                                                     #REF!     (1,475,700)
                                                                             -------------  -------------

    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                     #REF!   $    487,920
                                                                             =============  =============

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                       THE  TRACKER  CORPORATION  OF  AMERICA
--------------------------------------------------------------------------------------------------------------

                                       CONSOLIDATED  STATEMENT  OF  OPERATIONS
                                                     (UNAUDITED)

                                               FOR 3 MONTHS ENDING      FOR 9 MONTHS ENDING  FROM INCEPTION (MAY 6,1993)
                                                    DECEMBER 31,             DECEMBER 31       THROUGH DECEMBER 31
                                              ------------------------  ---------------------------------------
                                                 1999         1998         1999         1998          1999
                                              ----------  ------------  ----------  ------------  -------------
REVENUE                                       $     176   $    20,117   $  55,061   $   113,630   $    488,657

COST OF SALES                                       102         7,798       5,563        59,222        177,487
                                              ----------  ------------  ----------  ------------  -------------

GROSS PROFIT                                         74        12,319      49,498        54,408        311,171
                                              ----------  ------------  ----------  ------------  -------------

DEVELOPMENT COSTS
  OPERATIONAL                                    72,257        43,194     197,833       153,455      2,043,254
  INFORMATION SYSTEMS                            21,671         3,860      66,027        12,765      1,041,239
  SALES AND MARKETING                            99,236        40,348     180,774       100,777      3,744,419
  GENERAL AND ADMINISTRATIVE                    122,976        43,554     293,230       179,241      8,720,341
                                              ----------  ------------  ----------  ------------  -------------

TOTAL DEVELOPMENT COSTS                       $ 316,141   $   130,956   $ 737,864   $   446,238   $ 15,549,254

GAIN (LOSS) FROM CONTINUING OPERATIONS         (316,066)     (118,637)   (688,366)     (391,830)   (15,238,083)

GAIN (LOSS) FROM DISCONTINUED OPERATION          19,262        (5,985)     57,862       373,794     (3,145,458)
                                              ----------  ------------  ----------  ------------  -------------

NET PROFIT (LOSS) APPLICABLE TO COMMON STOCK  $(296,804)  $  (124,622)  $(630,504)  $   (18,036)  $(18,383,541)
                                              ==========  ============  ==========  ============  =============


PROFIT (LOSS) PER SHARE OF COMMON STOCK

LOSS FROM CONTINUING OPERATIONS                   #REF!         (0.00)      #REF!         (0.02)         #REF!

GAIN (LOSS) FROM DISCONTINUED OPERATION           #REF!         (0.00)      #REF!          0.02          #REF!
                                              ----------  ------------  ----------  ------------  -------------

NET LOSS                                          #REF!         (0.01)      #REF!         (0.00)         #REF!
                                              ==========  ============  ==========  ============  =============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    #REF!    23,782,128       #REF!    23,782,128          #REF!
                                              ==========  ============  ==========  ============  =============

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  THE  TRACKER  CORPORATION  OF  AMERICA
                                     (A  DEVELOPMENT  STAGE  COMPANY)
----------------------------------------------------------------------------------------------------------

                                 CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                 ----------------------------------------
                                               (UNAUDITED)


                                                                  FROM INCEPTION
                                                                   (MAY 6, 1993)  FOR 9 MONTHS  FOR 9 MONTHS
                                                                      THROUGH        ENDED         ENDED
                                                                     DECEMBER 31   DECEMBER 31  DECEMBER 31
                                                                        1999          1999         1998
                                                                   --------------  -----------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  NET LOSS                                                          ($18,383,541)  $ (630,504)    ($18,036)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM
  OPERATING ACTIVITIES:
    DEPRECIATION                                                         380,019            -            -
    LOSS ON SALE OF LONG-TERM INVESTMENT                                  13,414            -            -
    RENT, CONSULTING AND MARKETING SERVICES, EMPLOYEE
     COMPENSATION SETTLED VIA THE ISSUANCE OF COMPANY
     SHARES                                                            5,976,045            -            -
    CHANGES IN ASSETS AND LIABILITIES:
        PREPAID EXPENSES AND DEPOSITS                                   (137,273)           -            -
        ACCOUNTS RECEIVABLE                                                    -       97,843      (23,651)
        DEFERRED CHARGES                                                (165,682)      90,323    1,189,576
        DEFERRED REVENUE                                                 264,661     (148,186)  (1,749,232)
        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                       1,078,995       21,175       98,661
                                                                   --------------  -----------  -----------

  NET CASH USED IN OPERATING ACTIVITIES                              (10,973,362)    (569,348)    (502,682)
                                                                   --------------  -----------  -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  DUE TO GLOBAL TRACKER                                                        -            -      285,588
  ACQUISITION OF FIXED ASSETS                                              6,028            -
  LOAN TO SHAREHOLDERS                                                  (370,484)           -
  REPAYMENT OF LOANS TO SHAREHOLDERS                                     356,412            -            -
  LONG-TERM INVESTMENT                                                (2,301,372)           -            -
  UNWIND OF LONG-TERM INVESTMENT                                       2,287,958            -            -
                                                                   --------------  -----------  -----------
                                                                               -
  NET CASH FROM (USED IN) INVESTING ACTIVITIES                           (21,458)           -      285,588
                                                                   --------------  -----------  -----------
                                                                                                         -
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:                                                          -
  ISSUANCE OF COMMON SHARES                                            9,748,275            -       45,282
  ISSUANCE OF PREFERRED SHARES                                         1,050,000            -
  ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES                      2,189,529            -
  REPAYMENT OF DEBENTURES AND CONVERTIBLE SUBORDINATED DEBENTURES       (297,401)           -
  ISSUANCE OF CONVERTIBLE BRIDGE NOTES                                 1,700,000    1,700,000
  SHARE ISSUE COSTS                                                   (1,932,417)    (247,682)           -
                                                                                   -----------  -----------
  NET CASH FROM (USED IN) FINANCING ACTIVITIES                        12,457,986    1,452,318       45,282
                                                                   --------------  -----------  -----------
                                                                                                         -
EFFECT OF EXCHANGE RATE CHANGES                                         (580,196)           -      171,812
                                                                                                         -
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING                  882,970      882,970            -
  THE PERIOD

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 -            -      171,812
                                                                   --------------  -----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     882,970   $  882,970          ($0)
                                                                   ==============  ===========  ===========

                                                                                                         -

                                                                                                        (0)

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTE  1  -  DESCRIPTION  OF  DEVELOPMENT STAGE ACTIVITIES AND CORPORATE HISTORY:
--------------------------------------------------------------------------------

     We develop, market, sell and operate a personal property marking and monitoring system. Our technology utilizes advanced bar code and laser scanning technology that interfaces with a computer database and scanning network to create an identification system.

     Our current business began in July 1994 through a reorganization in which we acquired all of the issued and outstanding voting shares of Tracker Canada in exchange for approximately 90% of our total voting shares as of that date. Our predecessor was incorporated as a Utah corporation in 1986, and changed its state of incorporation to Nevada in 1992 and Delaware in 1994 through change in domicile mergers. Concurrent with the effective date of the reorganization, the Company changed its year-end from December 31 to March 31.

     On July 28, 1998, we settled a lawsuit with the FTC that alleged we violated Section 5 of the Federal Trade Commission Act and the FTC Trade Regulator Telemarketing Sales Rule. Following initiation of the lawsuit, four of our five members on the board of directors and our Chief Financial Officer resigned. The settlement, among other things, permanently barred us, and our current Chief Executive Officer from engaging directly or indirectly, in the business of credit card registration or promotion.

     The FTC lawsuit and the cessation of the credit card registration service resulted in the insolvency and dissolution of Tracker Canada. The liquidation and dissolution occurred in February 1998. On February 10, 1998, Global Tracker acquired substantially all of Tracker Canada's assets in an arm's length transaction from the bankruptcy trustee. On July 30, 1998 we entered into a license agreement with Global Tracker. Under the agreement, we have an exclusive worldwide license to commercially exploit the technology formerly owned by Tracker Canada.

NOTE  2  -  GOING  CONCERN:
---------------------------

     We have been in a development stage since inception on May 6, 1993. The likelihood that we will attain profitability depends on many factors, including our ability to obtain adequate financing and generate sufficient revenues. Management is currently working to secure adequate capital through the private placement of securities. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, the reports of our former independent accountant as of and for the year ended March 31, 1997, and our current independent accountant as of and for each of the years ended March 31, 1999 and 1998, express substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  3  -  SIGNIFICANT  ACCOUNTING  POLICIES:
----------------------------------------------

PRINCIPLES  OF  CONSOLIDATION

     The accompanying financial statements include our accounts and those of our former wholly owned subsidiary, Tracker Canada, through its date of dissolution on January 27, 1998. All significant inter-company accounts and transactions have been eliminated.

DEVELOPMENT  COSTS

     We  expense  development  costs  as  incurred.

DEFERRED  CHARGES

     Deferred charges relate primarily to unamortized commissions, net of a 30% cancellation reserve and other costs of sales. The other costs include:

     -     cost  of  goods  sold
     -     sales  commissions
     - telemarketing costs amortized on a straight-line basis over the term of the related agreement

REVENUE  RECOGNITION  AND  DEFERRED  REVENUE

     We recognize revenue for our services on a straight-line basis over the term the services are offered. It is shown net of sales discounts and allowances. We record amounts received for services not yet provided as deferred revenue. The average length of the services agreement varies from monthly to a five-year period.

STOCK-BASES  COMPENSATION

     We elected to follow fair value accounting allowed by SFAS No. 123 in accounting for our employee stock options.

FOREIGN  CURRENCY  TRANSLATION

     The assets and liabilities of Tracker Canada are translated at the fiscal year or period end exchange rate. Revenues, expenses and cash flows are translated at average rates in effect for the period.

EARNINGS  PER  SHARE

     Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. We compute basic earnings per share using the weighted-average number of common shares outstanding during the period. We compute diluted earnings per share using the weighted-average number of common and common stock equivalent shares outstanding during the period. We exclude common equivalent shares from the computation if their affect is antidilutive.

COMPREHENSIVE  INCOME  (LOSS)

     As of April 1, 1998 we adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The only item of comprehensive income (loss) that we currently report is unrealized gain on foreign currency translation adjustments.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Adoption is not expected to have a material effect on our consolidated financial statements as our policies are already substantially in compliance.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, Reporting on the Costs of Start-Up Activities. This requires costs of start-up activities and organization costs to be expensed as incurred. Adoption is not expected to have material effect on our consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. We do not expect that the adoption of SFAS No. 133 will have a material impact on our consolidated financial statements because we do not currently hold any derivative instruments.

NOTE  4  -  PREPAID  EXPENSES  AND  DEPOSITS:
---------------------------------------------

Prepaid  expenses  and  deposits  comprise  the  following:

                     December 31,      March 31,
                        1999            1999
                     -------------  ------------
Consulting contract        120,000      $120,000
                     -------------  ------------
             TOTAL:        120,000      $120,000

     The consulting agreement relates to investor relations services. The contract expires on December 31, 2000.

NOTE  5  -  DUE  FROM  SHAREHOLDERS:
------------------------------------

     Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE  6  -  DEFERRED  CHARGES:
-----------------------------

Deferred  charges  consist  of  the  following:

                                                          Dec. 31,   March 31,
                                                            1999        1999
                                                          ---------  ----------
Current:
Deferred sales commission (net of cancellation reserve)   $  80,309  $   80,309

Other                                                        33,960      34,096
                                                          ---------  ----------
                                                          $ 114,269  $  114,405
                                                          ---------  ----------
Long  term:
Deferred sales' commission (net of cancellation reserve)  $  29,177  $   52,192

Other                                                        22,236      89,408
                                                          ---------  ----------
                                                          $  51,413  $  141,600
                                                          ---------  ----------

NOTE  7  -  PROPERTY  AND  EQUIPMENT:
-------------------------------------

     We currently lease all of our equipment from Global Trackerunder short-term agreements classified as operating leases. Lease payments are expensed as incurred. See Note 1.

NOTE  8  -  ACCRUED  LIABILITIES:
---------------------------------

Accrued  liabilities  comprise  the  following:

                                             December 31,   March 31,
                                                 1999          1999
                                             -------------  ----------
Directors fees                               $      24,432  $   24,432
Interest expense for convertible debentures        255,508     115,209
Others                                             350,467     445,182
                                             -------------  ----------
                                             $     605,999  $  528,399
                                             =============  ==========

     Other accrued liabilities include: professional fees, sales commissions, rent, and miscellaneous trade payables.

NOTE  9  -  COMMITMENTS:
------------------------

LEASES

     We leased space in Smyrna, Georgia for a three (3) year term commencing May 15, 1997. On November 1, 1997, we discontinued occupancy of the leased premises and defaulted under the terms of the lease. The lease requires payment of an annual base rent of $41,772. At March 31, 1999, we had a final settlement payment obligation in the amount of $10,000, which we include in other accrued liabilities.

     Rental expense for the year ended March 31, 1999 amounted to $ 64,132 and $120,196 for the year ended March 31, 1998.

MARKETING  AGREEMENT

     On March 15, 1995, we entered into an agreement with The L.L. Knickerbocker Company, Inc., of California, which provided for a television and radio marketing campaign to be initially launched in the California marketplace. As compensation for services to be performed by Knickerbocker, we paid Knickerbocker a fee of $212,975 and issued 800,000 restricted common shares, valued at $2.50 per share based on the trading price of our shares on the date of the agreement. On December 11, 1996, we ended our relationship with Knickerbocker and received 400,000 of the 800,000 restricted common shares back from Knickerbocker. These shares were immediately cancelled in treasury.

THE  IACP  ENDORSEMENT

     We entered into an agreement with the International Association of Chiefs of Police in February 1996 that ran through February 1999. Under the agreement, we agreed to pay IACP, on a quarterly basis in arrears, the greater of $100,000 per year or a fee based on the total number of our subscribers. At March 31, 1999, we defaulted in the payment obligations under the agreement. According to the cancellation terms under the contract, we owe the IACP $120,316.67. This amount is included in part in Accounts payable and in part in other accrued liabilities.

NOTE  10  -  RELATED  PARTY  TRANSACTIONS:
------------------------------------------

     Prior to the date of incorporation on May 6, 1993, the founder and other key members of management received 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join Tracker, respectively. No value has been assigned to these shares.

     We retain certain key management personnel under contract. Included in expenses are consulting and management fees paid under the aforementioned contracts totaling, in the aggregate, $300,000 for the year ended March 31, 1999 and $175,000 for the year ended March 31, 1998.

     Finders fees amounting to Nil for years ended March 31, 1999 and March 31, 1998 and $25,870 for the year ended March 31, 1997 paid to related parties in connection with our private equity placement are included as a reduction in paid-in capital.

     Our President, Chief Operating Officer and Chief Financial Officer is the sole shareholder of Global Tracker Corporation. Global Tracker acquired Tracker Canada's assets at arms' length in an insolvency proceeding. Global Tracker leases all of such assets to us.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

GENERAL

     We have been in the development stage since formation. We primarily market, sell and operate a personal property marking and monitoring system. Our system utilizes advanced bar code and laser scanning technology to create an identification device that interfaces with a computer database and scanning network.

     We have not generated any significant revenue since we cancelled our credit card registration program in September 1997. Our ability to generate revenue from operations and achieve profitability is largely dependent on the successful commercialization of our products and services. This has not happened to date. In order to achieve success, we will require significant additional financing to penetrate new markets for our products and services. For these reasons, in its most recent report our independent auditor has Expressed substantial doubt that we can continue as a going concern.

     We believe the societal trend towards using the internet for purchasing goods and services will have a positive effect on our future financial results through enhanced sales and a reduction in costs. We are currently upgrading our website to enable e-commerce applications for the sale of our products and services. The website will also enable existing customers to upgrade our applications. We hope to reduce costs through the introduction of web-based activation of our tags and labels by end users and resellers. Currently, the tags and labels must be activated by either mail or telephone.

     We are presently focusing our resources on the research and development of our products and services rather than sales. The associated costs may have a detrimental effect on our short-term financial results and cash flow. However, these costs are necessary to our becoming commercially viable.

     Given our focus on development rather than sales, we have no source of current income. Although our agreements with Schwinn, Warrantech and Sony may prove fruitful in the future, we are not currently generating any income from them. Similarly, we are not generating any income from the Florida Police Chiefs. In order to complete the agreement with the Florida Police Chiefs, we need to resolve an outstanding contract issue with the International Association of Chiefs of Police no later than March 31, 2000. Furthermore, our future success is largely dependent on the retention of Symbol Technologies as our supplier of portable bar-code scanning equipment. Because we have not satisfied Symbol's minimum annual purchase requirements to date, we cannot guarantee Symbol will support our sales effort in accordance with our agreement.

OVERVIEW

TREATMENT  OF  DISCONTINUED  OPERATIONS

     Our  profit  and loss from discontinued operations appears as a single line item in our statement of operations as required by generally accepted accounting principals. The balance of deferred revenue and expenses from our discontinued operations appearing on our balance sheet will be written off over the next two years and will continue to appear as a single line item on our statement of operations. Their impact on our overall financial performance is not material to our present and future financial performance. As such, we limit our discussion in this section to only continuing operations.

REVENUES

     Since the discontinuation of the credit card registration program in September 1997 our only source of revenue has been from our personal property registration program and our nascent business information systems program. We have generated minimal sales to date. The revenue reported on our financial statements is mainly derived from the sale of our personal property registration kits through a variety of retail outlets and corporate affinity programs.

COST  OF  SALES

     The costs of sales primarily consists of costs associated with the construction and packaging of the personal property registration kits.

OPERATIONAL

     Operational costs contain wages paid to staff employees to maintain call centers servicing our current customer base. This includes subscribers to our personal property registration kit as well as residual clients from our discontinued credit card registration program.

INFORMATION  SYSTEMS

     The costs associated with information systems primarily relate to our efforts to maintain and update our operational systems to be year 2000 compliant.

SALES  AND  MARKETING

     We sell our personal property registration kit primarily through our direct sales forces. Selling and marketing expenses consist mostly of personnel costs, travel and promotional events such as trade shows, advertising and public relations programs.

GENERAL  AND  ADMINISTRATIVE

     General and administrative expenses include executive compensation, legal and accounting fees, and administrative costs associated with our facilities.

RESULTS  OF  OPERATIONS

QUARTER  ENDED  DECEMBER  31,  1999  COMPARED TO QUARTER ENDED DECEMBER 31, 1998

     REVENUES. Revenues from our personal property registration kits decreased by 99% to $176 for the three months ended December 31, 1999 compared to $20,117 for the three months ended December 31, 1998. The decrease in revenues was primarily due to our total shift in emphasis from sales of personal property registration kits to the development of new products and services.

     COSTS OF SALES. Costs of sales decreased by 99% to $102 for the three months ended December 31, 1999 compared to $7,798 for the three months ended December 31, 1998. The decrease occurred due to the substantially complete absence of any sales.

     OPERATIONAL. Operational costs increased by 67% to $72,257 for the three months ended December 31, 1999 compared to $43,194 for the three months ended December 31, 1998. This increase reflects our efforts to build an infrastructure to support our development and roll out of new products and services.

     INFORMATION SYSTEMS. Information systems costs increased by 461% to $21,671 for the three months ended December 31, 1999 compared to $3,860 for the three months ended December 31, 1998. The increase resulted from the continuing necessity to have our computer systems year 2000 compliant.

     SALES AND MARKETING. Sales and marketing expenses increased by 146% to $99,236 for the three months ended December 31, 1999 compared to $40,348 for the three months ended December 31, 1998. This increase in sales and marketing expenses reflects the increase in costs associated with the development of new marketing ideas. Until we find a significant market niche for our products and services, we expect these expenses to continue to grow if our cash flow allows it.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 182% to $122,976 for the three months ended December 31, 1999 compared to $43,554 for the three months ended December 31, 1998. The increase in general and administrative expenses primarily resulted from the necessity to build an infrastructure to support our development of new products and services.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

     REVENUES. Revenues from our personal property registration kits decreased by 52% to $55,061 for the nine months ended December 31, 1999 compared to $113,630 for the nine months ended December 31, 1998. The decrease in revenues was primarily due to our shift in emphasis from sales of personal property registration kits to the development of new products and services.

     COSTS OF SALES. Costs of sales decreased by 91% to $5,563 for the nine months ended December 31, 1999 compared to $59,222 for the nine months ended December 31, 1998. The decrease occurred because the majority of our sales for the 1999 period primarily related to software for business information solutions. The construction and packaging costs for software sales are significantly less than the personal property registration kits.

     OPERATIONAL. Operational costs increased by 29% to $197,833 for the nine months ended December 31, 1999 compared to $153,455 for the nine months ended December 31, 1998. This slight increase reflects our efforts to build an infrastructure to support our development and roll out of new products and services.

     INFORMATION SYSTEMS. Information systems costs increased by 417% to $66,027 for the nine months ended December 31, 1999 compared to $12,765 for the nine months ended December 31, 1998. The increase resulted from the continuing necessity to have our computer systems year 2000 compliant.

     SALES AND MARKETING. Sales and marketing expenses increased by 79% to $180,774 for the nine months ended December 31, 1999 compared to $100,777 for the nine months ended December 31, 1998. This increase in sales and marketing expenses reflects the increase in costs associated with the development of new marketing ideas. Until we find a significant market niche for our products and services, we expect these expenses to continue to grow if our cash flow allows it.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 64% to $293,320 for the nine months ended December 31, 1999 compared to $179,241 for the nine months ended December 31, 1998. The increase in general and administrative expenses primarily resulted from the necessity to build an infrastructure to support our development of new products and services.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our inception, we have primarily financed our operations through funds generated from the sale of capital stock, notes and debentures. Our losses since inception total approximately $18,383,541 as of December 31, 1999. Since August 1999, we have received approximately $1,400,000 in venture capital funding from off shore investors through the issuance of convertible bridge financing notes and associated warrants. We have used these funds primarily to fund the development of our new products and services. We plan to immediately convert these notes into common stock upon the registration of the underlying common stock to the notes and warrants. Thereafter, we may call, and the security holders may exercise, the outstanding warrants. We estimate that we could receive up to an additional $1,500,000 through the exercise of the warrants over the next twelve months.

     As of December 31, 1999, we are in default under the terms of our convertible debentures in the principal amount of $475,790 plus accrued interest at 15% per annum. Based on preliminary negotiations, we believe that some of the debenture holders are still inclined to convert the outstanding debt into common stock. We estimate the balance will be retired over the next twenty-four months.

     We are in default under a three-year real property lease that commenced on May 15, 1997. The lease requires an annual payment of $41,772. Because the landlord retained all of our office equipment after we vacated the premises, we believe that any possible remaining indebtedness is not material. We are also in default on our agreement with the International Association of Chiefs of Police in the amount of $120,000. We plan to retire this debt no later than March 31, 2000.

     Our operating activities have used cash in each of the last two fiscal years. Cash used in operating activities totaled $569,348 and $502,682 for the nine months ended December 31, 1999 and 1998, respectively. Net losses were $630,504 and $18,036 for the nine months ended December 31, 1999 and 1998, respectively.

     Cash used in investing activities was $NIL and $285,588 for the nine months ended December 31, 1999 and 1998, respectively. The cash used in investing activities for the nine months ended December 31, 1998 was primarily used to purchase computer systems and software for internal development used to support our credit card registration program. It was also used to purchase furniture and equipment to accommodate our sales force.

     Cash provided by financing activities amounted to $1,452,318 and $(45,282) for the nine months ended December 31, 1999 and 1998, respectively. During the nine months ended December 31, 1999, we received $1,452,318 from the sale and issuance of $1,700,000 in convertible bridge notes and related warrants. During the nine months ended December 31, 1998, we received $45,282 from the sale of common stock.

     Our current cash projections indicate that our short-term annual funding requirements will be approximately $1.5 million for the next twelve months. We anticipate that future cash sales and equity or debt financing will cover our long-term cash needs, but this might not occur. No assurance can be given that the necessary funding will be available to us when needed, in sufficient amounts, on acceptable terms, or at all. Any failure to receive sufficient funding could affect our ability to continue as a going concern.

YEAR  2000  COMPLIANCE

     We use various packaged software applications as tools in running our accounting operations, database management and general business functions. We use certain proprietary software programs as tools to run our technology and have assessed the impact of year 2000 issues on all software and hardware. We determined that all existing hardware equipment is year 2000 compliant, except for certain equipment that we plan to retire. We implemented software vender upgrades and modifications to ensure that our accounting operations, database management and general business systems remain functional with the year 2000. Our proprietary software programs were developed on year 2000 compliant platforms and we are not dependent on computer systems of any significant customers, vendors or other third parties in the course of normal business.

     We  did  not  experience  any  disruptions  due  to  year  2000  problems.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Adoption is not expected to have a material effect on our consolidated financial statements since our policies are substantially in compliance with this pronouncement.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This requires costs of start-up activities and organization costs to be expensed as incurred. Adoption is not expected to have a material effect on our consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This is effective for fiscal years beginning after June 15, 1999 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. This depends on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. We do not expect this standard to have a material impact on our consolidated financial statements since we do not currently hold any derivative instruments.

FORWARD  LOOKING  STATEMENTS

     This report on contains "forward-looking statements" as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-QSB and other filings with the SEC, in our press releases, and in our oral statements, words or phrases such as "believes," "anticipates," "expects," "intends," "will likely result," "estimates,"
"projects" or similar expressions are intended to denote forward-looking statements. The possible results that may be suggested by forward-looking statements are subject to risks and uncertainties that may cause our actual results to materially differ. Some of the factors that might cause such differences include:

     -    risks  associated  with  the  development  of  a  new  technology
     -    technological  obsolescence
     - dependence on our technology and the uncertainty of its market acceptance
     -    history  of  operating  losses  and  expectation  of  future  losses
     -    limited  sales  and  marketing  experience
     -    heightened  competition
     - lack of manufacturing capability and dependence on contract manufacturers and suppliers

     - dependence on proprietary technology, including the adequacy of patent and trade secret protection
     - retention of key personnel and recruitment of additional qualified skilled personnel
     -    the  failure  to  raise  additional  funds.

     You should not place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date made and may not reflect events or circumstances that occur thereafter. Carefully review and consider the various disclosures we make in this report and in our other public filings to advise interested parties of the risks factors and other uncertainties that may affect our business.

                                     PART II

                                OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     We sold and issued the following unregistered securities during the nine months ended December 31, 1999:

1.     FRAN  DANIELS
Date  issued:  9/30/99
Title  of  securities:  Common  stock
Amount:  100,000  shares
Consideration: stock issued in lieu of consulting services regarding investor relations.
Securities Act exemption: 4(2) - this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution. The issued stock was restricted from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933.

2.     SOVEREIGN  CAPITAL  ADVISORS,  LLC.
Date  issued:  8/18/99
Title  of  securities:  warrant
Amount:  50,000  shares
Consideration:  commission  due  under  placement  agent  agreement.
Securities Act exemption: 4(2) - these securities were issued to institutional investors pursuant to a private placement pursuant to Rule 506 of Regulation D.

Date  issued:  10/15/99
Title  of  securities:  warrant
Amount:  17,500  shares
Consideration:  commission  due  under  placement  agent  agreement.
Securities Act exemption: 4(2) - these securities were issued to institutional investors pursuant to a private placement pursuant to Rule 506 of Regulation D.

Date  issued:  12/7/99
Title  of  securities:  warrant
Amount:  17,500  shares
Consideration:  commission  due  under  placement  agent  agreement.
Securities Act exemption: 4(2) - these securities were issued to institutional investors pursuant to a private placement pursuant to Rule 506 of Regulation D.

3.     SOVCAP  EQUITY  PARTNERS,  LTD.
Date  issued:  8/18/99
Title  of securities: convertible notes, callable warrants and purchase warrants
Amount: $1,000,000 in convertible notes, $1,000,000 worth of callable warrants and 200,000 shares of purchase warrants
Consideration:  $1,700,000
Securities Act exemption: 4(2) - these securities were issued to institutional investors from a private placement pursuant to Rule 506 of Regulation D.

Date  issued:  12/7/99
Title  of securities: convertible notes, callable warrants and purchase warrants
Amount: $200,000 in convertible notes, $200,000 worth of callable warrants and 40,000 shares of purchase warrants
Consideration:  $200,000
Securities Act exemption: 4(2) - these securities were issued to institutional investors from a private placement pursuant to Rule 506 of Regulation D.

4.     CORRELLUS  INTERNATIONAL,  LTD.
Date  issued:  10/15/99
Title  of securities: convertible notes, callable warrants and purchase warrants
Amount: $150,000 in convertible notes, $150,000 worth of callable warrants and 30,000 shares of purchase warrants
Consideration:  $150,000
Securities Act exemption: 4(2) - these securities were issued to institutional investors from a private placement pursuant to Rule 506 of Regulation D.

Date  issued:  12/7/99
Title  of securities: convertible notes, callable warrants and purchase warrants
Amount: $50,000 in convertible notes, $50,000 worth of callable warrants and 10,000 shares of purchase warrants
Consideration:  $200,000
Securities Act exemption: 4(2) - these securities were issued to institutional investors from a private placement pursuant to Rule 506 of Regulation D.

5.     ARAB  COMMERCE  BANK,  LTD.
Date  issued:  10/15/99
Title  of securities: convertible notes, callable warrants and purchase warrants
Amount: $150,000 in convertible notes, $150,000 worth of callable warrants and 30,000 shares of purchase warrants
Consideration:  $150,000
Securities Act exemption: 4(2) - these securities were issued to institutional investors from a private placement pursuant to Rule 506 of Regulation D.

6.     ENRICO  BONETTI
Date  issued:  10/15/99
Title  of securities: convertible notes, callable warrants and purchase warrants
Amount: $50,000 in convertible notes, $50,000 worth of callable warrants and 10,000 shares of purchase warrants
Consideration:  $50,000
Securities Act exemption: 4(2) - these securities were issued to institutional investors from a private placement pursuant to Rule 506 of Regulation D.

7.     FRUTOSE  -  MARKETING  &  INVESTORS  INTERNACIONAIS  LDA
Date  issued:  12/7/99
Title  of securities: convertible notes, callable warrants and purchase warrants
Amount: $100,000 in convertible notes, $100,000 worth of callable warrants and 20,000 shares of purchase warrants
Consideration:  $100,000
Securities Act exemption: 4(2) - these securities were issued to institutional investors from a private placement pursuant to Rule 506 of Regulation D.

8.     TRADEWELL,  LLC
Date  issued:  4/12/99
Title  of  securities:  warrant
Amount:  500,000  shares
Consideration: warrant issued in lieu of consulting services regarding investor relations.
Securities Act exemption: 4(2) - this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution. The issued warrant is restricted from being distributed unless an effective registration statement is filed.

Date  issued:  12/17/99
Title  of  securities:  warrant
Amount:  150,000  shares
Consideration: warrant issued in lieu of consulting services regarding investor relations.
Securities Act exemption: 4(2) - this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution. The issued warrant is restricted from being distributed unless an effective registration statement is filed.

9.     STEVEN  CUNNINGHAM
Date  issued:  12/17/99
Title  of  securities:  warrant
Amount:  150,000  shares
Consideration:  stock  issued  in  lieu  of  attorneys  fees.
Securities Act exemption: 4(2) - this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution. The issued warrant is restricted from being distributed unless an effective registration statement is filed.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     As of December 31, 1999, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790, plus accrued interest.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

   Number      Description
-------------  ---------------------------------------------------------------------------------------

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

10.22++++      1995 Stock Wage and Fee Payment Agreement

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

10.38+++++++   Agreement dated July 1, 1998 between The Global Tracker Corporation and
               Warrantech Additive, Inc.


10.39+++++++   License Agreement dated as of July 30, 1998 between The Global Tracker
               Corporation and The Tracker Corporation of America, Inc.

10.40+++++++   Employment Agreement dated September 24, 1996 between I. Bruce Lewis and
               The Tracker Corporation of America, Inc.

10.41+(8)      Employment Agreement dated December 18, 1998 between Bruce I. Lewis and
               The Tracker Corporation of America

10.42+(8)      Employment Agreement dated December 18, 1998 between Jay S. Stulberg and
               The Tracker Corporation of America

10.43+(8)      Letter Agreement dated May 18, 1999 between Symbol Technologies, Inc. and
               The Tracker Corporation of America

10.44+(9)      Series 1 Bridge Note Purchase and Security Agreement dated as of August 18, 1999.

10.45+(9)      1994 Amended and Restated Stock Option Plan.

10.44+(10)     Placement Agreement dated August 18, 1999 with Sovereign Capital Advisors, LLC.

21.1++++       List of subsidiaries of the Registrant

23+++++++      Consent of Independent Accountants

27             Financial Data Schedule, for the nine months ended December 31, 1999

99.1++++++++   Cautionary Statement

+              Incorporated by reference from the Registrant's Current Report on Form 8-K dated
               July 12, 1994.

++             Incorporated by reference from the Registrant's Current Report on Form 8-KA dated February 28, 1995 (filed March 15, 1995).

+++            Incorporated by reference from the Registrant's Current Report on Form 8-K dated
               July 29, 1994 (filed August 12, 1994).

++++           Incorporated by reference from the Registrant's Registration Statement on Form S-
               1 (No. 33-99686).

+++++          Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1996 (filed July 15, 1996.)

++++++         Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1997 (filed July 3, 1997).

+++++++        Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998).


+(8)           Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1999 (filed August 17, 1999).

+(9)           Incorporated by reference from the Registrant's Quarterly Report on Form 10-
               QSB/A dated September 30, 1999 (filed January 11,2000).

+(10)          Incorporated by reference from the Registrant's Annual Registration Statement on
               Form SB-2/A (filed February 10, 2000).

(B)     REPORTS  ON  FORM  8-K

     No reports were filed on Form 8-K with the SEC for the quarter ended December 31, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

     Date: February 14, 2000             THE  TRACKER CORPORATION
                                         OF  AMERICA,  a  Delaware
                                         corporation


                                         By:  /s/ Bruce  I.  Lewis
                                         -------------------------
                                         Bruce  I.  Lewis
                                         Chief  Executive  Officer