Form 10QSB/A
period 1999-12-31
TRACKER CORP OF AMERICA
filed 2000-07-07
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ____________


                                   FORM 10-QSB
                                 AMENDMENT NO. 1


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

                           PART IFINANCIAL INFORMATION
                    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                               THE TRACKER CORPORATION OF AMERICA
                                  ( A DEVELOPMENT STAGE COMPANY)
----------------------------------------------------------------------------------------------------------

                                   CONSOLIDATED BALANCE SHEET
                                   --------------------------

                                            ASSETS

                                                                               31-DEC         MARCH 31,
                                                                                 1999           1999
                                                                             -------------  -------------
                                                                              (UNAUDITED)      (AUDITED)
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                                                    $    882,970   $          -
  ACCOUNTS RECEIVABLE                                                                   -         97,843
  PREPAID EXPENSES AND DEPOSITS                                                   120,000        120,000
  DEFERRED CHARGES                                                                114,269        114,405
                                                                             -------------  -------------
       TOTAL CURRENT ASSETS                                                     1,117,240        332,248

DUE FROM SHAREHOLDERS                                                              14,072         14,072
DEFERRED CHARGES                                                                   51,413        141,600
PROPERTY AND EQUIPMENT (NET)                                                            -              -
                                                                             -------------  -------------
       TOTAL ASSETS                                                          $  1,182,725   $    487,920
                                                                             =============  =============

                               LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                           $    458,352   $    458,352
  ACCRUED LIABILITIES                                                             605,999        584,823
  DEFERRED REVENUE                                                                197,289        197,602
  CONVERTIBLE BRIDGE NOTES                                                      1,700,000              -
  DEBENTURE PAYABLE                                                                31,809         31,809
  CONVERTIBLE DEBENTURES                                                          475,790        475,790
                                                                             -------------  -------------
       TOTAL CURRENT LIABILITIES                                                3,469,240      1,748,376


DEFERRED REVENUE                                                                   67,371        215,244

COMMITMENTS (NOTE 10)                                                                   -              -

SHAREHOLDERS' DEFICIENCY
   COMMON STOCK, $.001PAR VALUE, 93,400,000 SHARES AUTHORIZED,

    53,988,579 (50,388,579 - MARCH 31, 1999) SHARES ISSUED AND OUTSTANDING         53,989         50,389

   CONVERTIBLE SENIOR PREFERRED STOCK, $.001 PAR VALUE, 6,500,000 SHARES
    AUTHORIZED, NIL ISSUED AND OUTSTANDING                                              -              -

  CLASS B VOTING COMMON STOCK, $0.00000007 PAR VALUE, 100,000
    SHARES AUTHORIZED,  NIL  (NIL - MARCH 31, 1999) ISSUED
    AND OUTSTANDING                                                                     -              -

  PAID-IN CAPITAL                                                              16,773,882     16,777,482
  OTHER CAPITAL                                                                  (671,949)       (424,267)
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                            (18,383,541)   (17,753,037)
  CUMULATIVE TRANSLATION ADJUSTMENT                                              (126,263)      (126,263)
                                                                             -------------  -------------

    TOTAL SHAREHOLDERS' DEFICIT                                                (2,353,886)    (1,475,700)
                                                                             -------------  -------------

    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                 1,182,725   $    487,920
                                                                             =============  =============

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                       THE  TRACKER  CORPORATION  OF  AMERICA
--------------------------------------------------------------------------------------------------------------

                                       CONSOLIDATED  STATEMENT  OF  OPERATIONS
                                                     (UNAUDITED)

                                               FOR 3 MONTHS ENDING      FOR 9 MONTHS ENDING  FROM INCEPTION (MAY 6,1993)
                                                    DECEMBER 31,             DECEMBER 31       THROUGH DECEMBER 31
                                              ------------------------  ---------------------------------------
                                                 1999         1998         1999         1998          1999
                                              ----------  ------------  ----------  ------------  -------------
REVENUE                                       $     176   $    20,117   $  55,061   $   113,630   $    488,657

COST OF SALES                                       102         7,798       5,563        59,222        177,487
                                              ----------  ------------  ----------  ------------  -------------

GROSS PROFIT                                         74        12,319      49,498        54,408        311,171
                                              ----------  ------------  ----------  ------------  -------------

DEVELOPMENT COSTS
  OPERATIONAL                                    72,257        43,194     197,833       153,455      2,043,254
  INFORMATION SYSTEMS                            21,671         3,860      66,027        12,765      1,041,239
  SALES AND MARKETING                            99,236        40,348     180,774       100,777      3,744,419
  GENERAL AND ADMINISTRATIVE                    122,976        43,554     293,230       179,241      8,720,341
                                              ----------  ------------  ----------  ------------  -------------

TOTAL DEVELOPMENT COSTS                       $ 316,141   $   130,956   $ 737,864   $   446,238   $ 15,549,254

GAIN (LOSS) FROM CONTINUING OPERATIONS         (316,066)     (118,637)   (688,366)     (391,830)   (15,238,083)

GAIN (LOSS) FROM DISCONTINUED OPERATION          19,262        (5,985)     57,862       373,794     (3,145,458)
                                              ----------  ------------  ----------  ------------  -------------

NET PROFIT (LOSS) APPLICABLE TO COMMON STOCK  $(296,804)  $  (124,622)  $(630,504)  $   (18,036)  $(18,383,541)
                                              ==========  ============  ==========  ============  =============


PROFIT (LOSS) PER SHARE OF COMMON STOCK

LOSS FROM CONTINUING OPERATIONS                   (0.01)        (0.00)      (0.01)        (0.02)         (0.88)

GAIN (LOSS) FROM DISCONTINUED OPERATION            0.00         (0.00)       0.00          0.02          (0.18)
                                              ----------  ------------  ----------  ------------  -------------

NET LOSS                                          (0.01)        (0.01)      (0.01)        (0.00)         (1.06)
                                              ==========  ============  ==========  ============  =============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                52,766,357    23,782,128  52,766,357    23,782,128     17,412,328
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

LIQUIDITY  AND  CAPITAL  RESOURCES


     From our inception, we have primarily financed our operations through funds generated from the sale of capital stock, notes and debentures. Our losses since inception total approximately $18,383,541 as of December 31, 1999. Since August 1999, we have received approximately $1,400,000 in venture capital
August 1999, we have received approximately $1,400,000 in venture capital funding from off shore investors through the issuance of convertible bridge financing notes <<in the amount of $1,700,000>> and associated warrants. We have used these funds primarily to fund the development of our new products and services. We plan to immediately convert these notes into common stock upon the registration of the underlying common stock to the notes and warrants. Thereafter, we may call, and the security holders may exercise, the outstanding warrants. We estimate that we could receive up to an additional $1,500,000 through the exercise of the warrants over the next twelve months.


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