Form 10-K
period 2000-03-31
TRACKER CORP OF AMERICA
filed 2000-07-18
CIK 789853

DATE  FILED:  JULY  17,  2000

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ____________

                                    FORM 10-K


(Mark  One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For  the  fiscal  year  ended  MARCH  31,  2000,  or
                                 ----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For  the  transition  period  from  _______________________________________

                                                  Commission file number 0-24944
                                                                         -------

                       THE TRACKER CORPORATION OF AMERICA
                       ----------------------------------
             (Exact Name of Registrant as Specified in its Charter)
       DELAWARE                                                   86-0767918
       --------                                                   ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation  or Organization)                              Identification No.)

1120  FINCH AVENUE WEST, SUITE 303, NORTH YORK, ONTARIO, CANADA          M5G 1Z8
---------------------------------------------------------------          -------
     (Address  and  Zip  Code of Principal Executive Offices)         (Zip Code)

                                 (800) 822-8757
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: NONE
           ----

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: NONE
           ----

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Our  revenues  for  fiscal  year  2000:     $44,732

     As of June 30, 2000, there were issued and outstanding 56,634,651 shares of our capital stock, consisting of 56,634,651 shares of common stock, par value $0.001 per share. Non-affiliates hold 54,732,651 shares of our common stock. The aggregate market value of the shares of our common stock held by non-affiliates at such date was $9,578,214 (calculated on the basis of $0.175 per share which was the average of the high bid and low asked quotations for our common stock on the OTC Bulletin Board on June 30, 2000).

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [x]

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference. We identify the part of this Form 10-KSB into which the document is incorporated.

     Exhibits 2.1, 2.2, 3.1, 3.2, 4.1, 9.1, 9.2, 10.2, 10.3, 10.10, 10.11, 10.18
and 10.19 to our Registration Statement on Form S-1 (No. 33-99686) is incorporated by reference in Part III.

     Exhibit 10.30 to our Annual Report on Form 10-K dated March 31, 1996 (filed July 15, 1996) is incorporated by reference in Part III.

     Exhibits 10.36 and 10.37 to our Annual Report on Form 10-K dated March 31, 1997 (filed July 3, 1997) is incorporated by reference in Part III.

     Exhibits 10.38 and 10.39 to our Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998) is incorporated by reference in Part III.

     Exhibits 10.41, 10.42 and 10.43 to our Annual Report on Form 10-K dated March 31, 1999 (filed August 17, 1999) is incorporated by reference in Part III.

     Exhibits 10.44 and 10.45 to our Amended Quarterly Report on Form 10-QSB dated September 30, 1999 (filed January 11, 2000) is incorporated by reference in Part III.

     Exhibits  10.47,  10.48,  10.49, 10.50, 10.51 and 10.52 to our Registrant's
Registration Statement on Form S-8 concerning the 1994 Amended and Restated Stock Option Plan (filed March 28, 2000) is incorporated by reference in Part III.

     Exhibit 10.53 to our Registrant's Registration Statement on Form S-8 concerning the 2000 Stock Wage and Fee Payment Plan (filed March 28, 2000) is incorporated by reference in Part III.

     Exhibit  10.46 to our Registration Statement on Form SB-2/A (filed July 10,
2000)  is  incorporated  by  reference  in  Part  III.

                                TABLE OF CONTENTS

PART  I
-------

1.     Business                                                                1
2.     Description  of  Property                                               7
3.     Legal  Proceedings                                                      8
4.     Submission  of  Matters  to  a  Vote  of  Security  Holders             8

PART  II
--------

5.     Market  for  Common  Equity  and  Related  Stockholder  Matters         8
6.     Management's  Discussion  and  Analysis                                 9
7.     Financial  Statements                                                  14
8.     Changes  in  and  Disagreements  With Accountants on Accounting
       And  Financial  Disclosure                                             14

PART  III
---------

9.     Directors,  Executive  Officers,  Promoters  and  Control  Persons;
       Compliance  with  Section  16(a)  of  the  Exchange  Act               15
10.    Executive  Compensation                                                17
11.    Security  Ownership  of  Certain Beneficial Owners and Management      20
12.    Certain  Relationships  and  Related  Transactions                     22
13.    Exhibits,  List  and  Reports  on  Form  8-K                           22


SIGNATURES                                                                    27
----------

FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA                              F-1
-----------------------------------------------

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

CORPORATE  HISTORY

     We develop, market, sell and operate a personal property marking and monitoring system. Our technology utilizes advanced bar code and laser scanning technology that interfaces with a computer database and scanning network to create an identification system. Our website is located at www.tracker.com.

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

BACKGROUND

     Tracker Canada, which originated our line of personal property identification systems, was incorporated in May 1993 and, until February 1998, was our operating subsidiary. Tracker Canada supported the development, marketing and sale of our products and services. Its functions also included personnel recruitment and management, advanced bar code and laser scanning technology research and development, proprietary software development, key supplier relationships, and business and marketing planning.

     Until 1995, the operations of Tracker Canada generated our only source of revenue. During the fiscal year ended March 31, 1996, we introduced a credit card registration service marketed by independent telemarketing firms. Subsequently, cash sales increased from $382,632 for the 1995-96 fiscal year to $7,977,881 for the fiscal year ended March 31, 1997. The increase in cash sales and the corresponding increase in recorded revenues for the 1996-97 fiscal year was due primarily to the increase in sales from our now discontinued credit card registration service.

     FTC  LAWSUIT;  BOARD  OF  DIRECTORS  AND  OFFICER  RESIGNATIONS

     In September 1997, the Federal Trade Commission filed a lawsuit against us in Georgia alleging our credit card registration service had violated Section 5 of the Federal Trade Commission Act and the FTC Trade Regulator Telemarketing Sales Rule. The FTC obtained a temporary restraining order halting the further sale of credit card registration services and an injunction freezing our assets. Upon completing an internal investigation, we elected to discontinue credit card registration service operations.

     Following commencement of the lawsuit, four members of our five-member board of directors, including all non-employee, outside directors, tendered their resignations. Subsequently, our Chief Financial Officer resigned as an executive officer, leaving Bruce I. Lewis, the Chief Executive Officer, as our sole director and executive officer.

     We settled the FTC lawsuit on July 28, 1998. The settlement, among other things, permanently barred Mr. Lewis and us from engaging directly or indirectly, in the business of credit card registration or promotion.

     TRACKER  CANADA  BANKRUPTCY;  CESSATION  OF  OPERATIONS

     The FTC lawsuit and the cessation of the credit card registration service had a negative effect on our financial condition and that of Tracker Canada. On January 27, 1998, Tracker Canada declared itself insolvent and a trustee in bankruptcy was appointed to liquidate its assets. The trustee sold the assets of Tracker Canada in February 1998.

     GLOBAL  TRACKER

     On February 10, 1998, Global Tracker acquired substantially all of Tracker Canada's assets in an arm's length transaction from the bankruptcy trustee. On July 30, 1998, we entered into a license agreement with Global Tracker. Under the agreement, we have an exclusive worldwide license to commercially exploit the technology formerly owned by Tracker Canada. The license is for a renewable seven-year term and provides for payment of a 12% royalty on gross revenues commencing in the second year of the license.

THE  PRODUCT

     Our technology consists of an identification device and a relational database that, depending on how it is applied, works in tandem with a scanning network and recovery system.

     Identification  Device
     ----------------------

     The identification device consists of a label displaying a serial number that is resistant to partial destruction or defacement. The label may be attached to an article by adhesive, thermal transfer or laser etching onto metal, plastic or nylon textile. It contains a specially encoded insignia in advanced two-dimensional redundant bar code form, otherwise known as PDF 417 symbology. The PDF 417 symbology permits multiple repetitions of the alphanumeric number within the advanced bar code. Partial destruction or defacement of the insignia does not impair the ability of our laser scanners to read the label and communicate the information to our database.

     Relational  Database
     --------------------

     The relational database is a depository we maintain to index correlating identification information and other data entries to codes identified with the corresponding identification device. Although we make substantial efforts to protect data, avoid human error and ensure system security, privacy and integrity, no system is foolproof. Any material loss of information or security breach could damage our credibility and could materially adversely affect our business, operating results and financial condition.

     Scanning  Network
     -----------------

     We have developed a network consisting of a series of PDF 417-capable scanners. The laser scanner reads the serial number displayed on the identification device and transmits that information to our relational database. Scanners are also utilized with our inventory control and asset management systems.

     Recovery  System
     ----------------

     After the scanner reads the identification device, it transfers the data via modem to our central database. We can then notify a user of an item's location and arrange for its retrieval. As of March 31, 2000, utilization of our technology has resulted in over 1200 successful recoveries. While these recoveries demonstrate the effectiveness of the system, to date the system has not generated sufficient sales volume.

STRATEGIC  FOCUS

     Prior to Tracker Canada's bankruptcy, our marketing efforts focused primarily on the consumer market for personal property identification and recovery. Although we believe the system has significant commercial potential, the marketing efforts undertaken to date have been met with only limited market acceptance. We presently do not have any current sources of income. Initially, we developed a personal property security kit that included 24 possession labels, eight clothing labels and 10 assorted shoe, key, luggage, and pet tags. We packaged the initial purchase as a membership service term and marketed the system indirectly as a value-added service offered by third parties.

     PRESENT  OPERATIONS

     While management conceived other potential applications for our technology, past experience and present financial circumstances dictate a more narrowly focused strategy. Consequently, we recently altered our business plan to divide our operations into two sectors: personal property registration and business asset management.

     Personal  Property  Registration
     --------------------------------

     We still believe that our technology provides an efficient method for tracking inventory and accessing related information. Presently, this type of central registration/identification system is mainly done through local initiatives and no national or regional industry leader exists to date. Given our failure to effectively market our products and services to date, there is a risk that a competitor could enter the market and capture a substantial market share to our detriment.

     In May 1997, we entered into an agreement with Schwinn Cycling & Fitness, a United States manufacturer of quality bicycles and accessories. In February 2000, Schwinn placed an additional order for 27,000 Tracker labels to be combined with bicycle locks Schwinn manufactures in Taiwan. Furthermore, in June 2000 we continued discussions with Schwinn on an OEM application of identifying bicycle ownership in addition to continuing label sales in bicycle accessory packs.

      Business  Asset  Management
      ---------------------------

     We also believe our products and services can provide an efficient method for tracking and managing fixed assets. Manufacturers can use our technology by laser etching or otherwise applying a serial number containing specially coded insignia directly onto or into products during the manufacturing process. Possible applications for this service include computer chips, bicycles, power tools, electronic equipment, cameras and auto parts. We believe that the coded insignia adds value to a product by increasing the likelihood of recovery in the event of loss or theft. We anticipate the manufacturers will absorb the cost of laser etching. However, we currently do not have a contract with any manufacturer to laser etch or otherwise apply coded insignia at the point of manufacture.

     We believe our products and services can assist consumer products manufacturers combat long-term warranty fraud. This can be done through identifying the proper owner of the product warranty and then refuse to honor claims to which no obligation exists. The business asset management industry is relatively new and contains hundreds of competitors. Because there is a low cost of entry and basically no market barriers, software providers could achieve significant market share through a predatory pricing strategy.

     We recently installed a customized asset tracking management application at Sony Computer Entertainment America. As Sony is an alpha and beta site for this new product, we are continuing to develop the additional functionality that Sony requires. When completed and approved by Sony, it will be designed and incorporated into our new asset management system scheduled for release in August 2000. We plan to present the system to public and private sector clients as a portable solution for asset movement and individual accountability. The asset management system comprises of three components:

     (1)  a  desktop  multiple  document  interface  application;
     (2)  a  portable  data  collection  and  audit  application;  and
     (3) a communication utility that allows for the exchange of data between the desktop and portable device

     We incurred approximately $150,000 in costs to date. These costs are associated with the writing of functional specifications for the applications, the development of desktop applications by third party software developers and the installation and subsequent updates at our alpha and beta site. We estimate the release of the system for sale to the public can provide significant revenue over the next three years.

     MARKETING  AND  DISTRIBUTION

     Our long-term strategy is to introduce applications of our technology in select market niches and establish the system as a dominant brand name. Currently, we are considering an international pet registry lost and found, a cellular phone registry lost and found, a key return service and a bike registration program.

     We hope to establish credibility and confidence in the marketplace through affiliations, alliances, sponsorships, and promotional programs with well recognized, stable and reputable organizations. We are also marketing our products and services to police departments who have a need to inventory and warehouse lost and stolen bicycles. On March 22, 2000, we entered into a five-year license agreement with the Florida Police Chiefs Foundation to collaborate on a statewide Operation Bicycle Identification Program. This agreement will link our products and services to local and regional law enforcement agencies and is fundamental to the distribution of our products and services.

     Should the pilot program prove successful, we plan to expand this program to other states and then establish a national program. We are also beginning to establish promotional programs with manufacturers of consumer specialty products that have a high potential for loss. We intend to approach affinity groups such as charities and police benevolent societies to market our labels as promotional incentives. Finally, we are exploring the feasibility of the establishment of an international pet registry marketed through veterinarians, animal shelters and humane societies.

     We presently have no material backlog of orders. We have granted, and may grant in the future, commissions and other payments in connection with the distribution of our products.

INTERNATIONAL  OPERATIONS

     We presently maintain operations in Canada and the United States. International operations are subject to inherent risks, including unexpected changes in regulatory requirements, currency exchange rates, tariffs and other barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences. These factors may have a material impact on our ability to market products and services on an international basis. We do not engage in any hedging contracts because we receive a majority of our cash flow in United States dollars.

KEY  SUPPLIERS

     Our ability to market and sell our products and services depends in part on our ability to procure necessary equipment, supplies and services. These agreements or understandings tend to be informal, may be difficult to enforce, and may be subject to termination. Accordingly, we cannot assure that equipment, supplies or services will be available when needed or on terms favorable to us. Any such unavailability of equipment, supplies or services could prevent or delay the development, marketing, sale, operation and effectiveness of our products.

     We procure scanning equipment from Symbol Technologies. Symbol's PDF 417 is an advanced two-dimensional, stacked symbology. In 1992, Symbol introduced the PDF 1000 laser scanner. This is the first laser scanner to read two-dimensional bar code. The PDF 1000 laser scanner is 30 times faster than conventional scanners. It also decodes in a specialized pattern across and down the PDF 417 symbol and reads both two-dimensional and one-dimensional bar codes. It is able to read poorly printed or damaged codes that have been defaced up to 60%. On May 18, 1999, we entered into an agreement with Symbol whereby we were granted the exclusive right to use Symbol's PDF 1000 laser scanners for personal property identification and recovery purposes in Canada, the United States and Europe. This contract is subject to a minimum annual purchase requirement of 5000 laser scanner units having a purchase price effect of at least ten million dollars ($10,000,000). We are not meeting this requirement. As such, Symbol can terminate the contract if it so chooses. Nevertheless, we are currently working with Symbol on the design and development of a custom mobile registration application using two-dimensional barcodes as well as mobile enhancements to our current asset management system. Symbol is compiling a functional specification on applications identified from our initiated research.

COMPETITION

     We have a large number of competitors with substantially greater financial, technical, marketing, and management resources. The alternative methods used by our competitors presently include: (1) tracking by serial number; (2) tracking by the owner's imprinted name and address; and (3) conventional forms of insurance that reimburse consumers for lost items. As a result, demand and market acceptance for our products and services are subject to a high level of uncertainty. We currently have limited financial, personnel and other resources to undertake the extensive activities necessary to produce and market our products and services. We cannot assure that we will be able to successfully compete with existing or new competitors.

INTELLECTUAL  PROPERTY  PROTECTION  AND  INFRINGEMENT

     We rely on a combination of applicable patent laws, trade secret laws, nondisclosure and other contractual agreements, and technical measures to protect the confidential information, know-how and proprietary rights relating to our personal property identification and recovery system. In addition, our international patent application pursuant to the Patent Cooperation Treaty for our personal property identification and recovery system was recently approved. However, these protections may not preclude competitors from developing a personal property identification and recovery system that is competitive with our system. We do not believe that our products and other confidential and proprietary rights infringe upon the proprietary rights of third parties. However, we cannot assure that third parties will not assert infringement claims against us in the future. The successful assertion of such claims could materially adversely affect our business, operating results and financial condition.

     We have no registered trademarks or service marks. Furthermore, we do not have any active trademark or service mark applications pending with the U.S. Patent and Trademark Office or with other regulatory authorities.

EMPLOYEES

     As of March 31, 2000 through contractual arrangements with Global Tracker, we employ a total of 14 persons, including two in management, two in administration and accounting, five in operations, including two part-time, three in sales and marketing and two in information systems, one of which is part-time. Our future success will depend in large part on our ability to attract, train and retain highly skilled and qualified personnel.

     None of our employees are represented by a labor union. We have experienced no work stoppages, and we believe that the relationship with our employees is excellent.

GOVERNMENTAL  REGULATIONS

     We are not subject to any governmental regulations other than those applicable to businesses generally. Although we believe we are in compliance with all currently applicable regulations, additional regulations could be enacted in the future that could materially adversely affect our business, operating results and financial condition. We are not currently affected or bear any costs associated with federal, state or local environmental laws.

REPORTS  TO  SECURITY  HOLDERS

     We have filed with the SEC a registration statement under the Securities Exchange Act of 1933 with respect to the securities offered herein. This prospectus does not contain all of the information set forth in the registration statement, certain parts of which are omitted in accordance with the rules and regulations of the SEC. We will provide at no charge to any person upon written or oral request a copy of any such information. Requests should be directed to Bruce I. Lewis, 1120 Finch Avenue West, Suite 303, North York, Ontario Canada M3J 3H7.

     We are required to file reports with the SEC. These reports include: (1) an annual report on Form 10-K containing financial information examined and reported upon by our certified public accountants; (2) quarterly reports on Form 10-Q containing unaudited financial statements for each of the first three quarters of the fiscal year; and (3) additional information on Form 8-K concerning our business and operations deemed appropriate by our board of directors

     You may read and copy any materials we file with the SEC by visiting the public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling the Commission at 1-800-SEC-0330. Since we are an electronic filer, you may also receive information about us through the SEC's internet website that contains reports, proxy and information statements, and other information at http://www.sec.gov.
                 ------------------


ITEM  2.     DESCRIPTION  OF  PROPERTY.

     We currently occupy approximately 3,700 square feet of office premises leased by Global Tracker for us on a month-to-month basis at a rate of $3,800 per month. Under the sublease, we may withhold rent payments to Global Tracker for the lesser of up to six consecutive months or such earlier date as the parties may terminate the sublease. Lease payments due and unpaid accrue at the rate of 10% per annum. We do not anticipate any difficulty in securing adequate new space in the event Global Tracker terminates the sublease. We believe that suitable additional space will be available as needed if future expansion is required.

ITEM  3.     LEGAL  PROCEEDINGS.

     We are not a party to any material litigation and are not aware of any pending or threatened litigation that could materially adversely affect our business, operating results or financial condition.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     During the fourth quarter of the fiscal year ended March 31, 2000, we did not submit any matter to a vote of the security holders.


                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

      Our common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "TRKR." Quotations for our common stock were first listed on May 5, 1993. The market for our common stock must be characterized as extremely limited due to the low trading volume and the small number of brokerage firms acting as market makers. Additionally, stocks traded on the OTC Bulletin Board generally have limited brokerage and news coverage. Thus, the market price of the common stock may not reflect our true value. As a result, you may find it difficult to dispose of, or to obtain accurate quotations as to the value of, the common stock. We cannot assure that the over-the-counter market for our securities will continue, that a more active market will develop, or that the prices in any such market will be maintained at their current levels or otherwise.

     The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the National Quotation Bureau or Bloomberg. These quotations reflect inter-dealer prices, without adjustments for retail markups, markdowns or commissions, and do not represent actual transactions.

QUARTER ENDED        High      Low
------------------  -------  -------
March 31, 1998      $0.0725  $0.0130
June 30, 1998       $0.1150  $0.0150
September 30, 1998  $0.09    $0.075
December 31, 1998   $0.11    $0.05
March 31, 1999      $0.1775  $0.0725
June 30, 1999       $0.35    $0.10
September 30, 1999  $0.40    $0.18
December 31, 1999   $0.210   $0.1025
March 31, 2000      $0.875   $0.1025

     On March 31, 2000, the high and low bid quotations for our common stock on the OTC Bulletin Board were $0.46875 and $0.3850, respectively. As of June 30, 2000, there were 56,64,651shares of common stock outstanding held by approximately 364 holders of record, including broker-dealers and clearing corporations holding common shares on behalf of their customers.

     We have never paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Future earnings, if any, will be retained to fund the development and growth of our business.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.

GENERAL

     We have been in the development stage since formation. We primarily market, sell and operate a personal property marking and monitoring system. Our system utilizes advanced bar code and laser scanning technology to create an identification device that interfaces with a computer database and scanning network. We also sell, install and support corporate asset tracking and management software.

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

     We believe the societal trend towards using the internet for purchasing goods and services will have a positive effect on our future financial results through enhanced sales and a reduction in costs. In April 2000, we upgraded our website to enable e-commerce applications for the sale of our products and services. The website enables existing customers to upgrade our applications. We hope to reduce costs through the introduction of web-based activation of our tags and labels by end users and resellers. Currently, the tags and labels must be activated by either mail or telephone.

     We are presently focusing our resources on the development of our products and services rather than sales. During the past two fiscal years ended we spent $3,325,683 on development costs. The associated costs may have a detrimental effect on our short-term financial results and cash flow. However, these costs are necessary to our becoming commercially viable.

     Given our focus on development rather than sales, we have no source of current income. Although our agreements with Schwinn and Sony may prove fruitful in the future, we are not currently generating any income from them. Similarly, we are not generating any income from the bicycle identification program. Furthermore, our future success is largely dependent on the retention of Symbol Technologies as our supplier of portable bar-code scanning equipment. Because we have not satisfied Symbol's minimum annual purchase requirements to date, we cannot guarantee Symbol will support our sales effort in accordance with our agreement. The termination of the Symbol contract would directly affect our general viability as a going concern.

OVERVIEW

TREATMENT  OF  DISCONTINUED  OPERATIONS

     Our  profit  and loss from discontinued operations appears as a single line item in our statement of operations as required by generally accepted accounting principals. The balance of deferred revenue and expenses from our discontinued operations appearing on our balance sheet will be written off over the next two years and will continue to appear as a single line item on our statement of operations. Consequently, the only future impact of activities related to discontinued operations will be the recognition of deferred revenue and deferred charges. Their impact on our overall financial performance is not material to our present and future financial performance. As such, we limit our discussion in this section to only continuing operations.

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

SALES  AND  MARKETING

     We sell our personal property registration kit primarily through our direct sales forces. Selling and marketing expenses consist mostly of personnel costs, travel and promotional events such as trade shows, advertising, market research and public relations programs.

GENERAL  AND  ADMINISTRATIVE

     General and administrative expenses include executive compensation, legal and accounting fees and administrative costs associated with our facilities such as rent, office supplies, telephone expenses and corporate travel.

RESULTS  OF  OPERATIONS

FISCAL  YEAR  ENDED  MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

     REVENUES. Revenues from our personal property registration kits decreased by 65% to $44,732 for the year ended March 31, 2000 compared to $126,875 for the year ended March 31, 1999. The decrease in revenues was primarily due to our shift in emphasis from sales to the development of new products and services. We expect revenues for fiscal year end March 31, 2001 to increase due to our roll out of new products and services to the public.

     COSTS OF SALES. Costs of sales decreased by 347% to $7,156 for the year ended March 31, 2000 compared to $71,630 for the year ended March 31, 1999. This decrease is commensurate with the decrease in revenues between the two years from the sale of personal property registration kits. We expect costs of sales to increase in accordance with the expected improvement in revenue for fiscal year end March 31, 2001.

     OPERATIONAL. Operational costs decreased by 18% to $264,615 for the year ended March 31, 2000 compared to $323,560 for the year ended March 31, 1999. This decrease reflects an overhaul of the old corporate structure with the discontinuance of the CPS division and subsequent refocus of our efforts to build a new infrastructure to support our development and roll out of new products and services. We do not expect this trend to continue for fiscal year end March 31, 2001.

     INFORMATION SYSTEMS. Informational systems costs increased by 247% to $156,633 for the year ended March 31, 2000 compared to $45,181 for the year ended March 31, 1999. This increase primarily resulted from the necessity to have our computer systems year 2000 compliant. We expect these costs to increase for fiscal year end March 31, 2001 due to our hiring a chief information officer to explore and develop e-commerce applications for our products and services.

     SALES AND MARKETING. Sales and marketing expenses increased by 210% to $392,239 for the year ended March 31, 2000 compared to $126,601 for the year ended March 31, 1999. This increase in sales and marketing expenses reflects the increase in costs associated with the development of new marketing ideas. Until we find a significant market niche for our products and services, we expect these expenses to grow for fiscal year end March 31, 2001 if our cash flow allows it.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 23% to $1,113,207 for the year ended March 31, 2000 compared to $903,646 for the year ended March 31, 1999. The increase in general and administrative expenses primarily resulted from the necessity to build an infrastructure to support our development of new products and services. These costs are expected to slightly increase for fiscal year end March 31, 2001 as we continue to build infrastructure to support new sales initiatives.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our inception, we have primarily financed our operations through funds generated from the sale of capital stock, notes and debentures. Our losses since inception total approximately $19,564,979 as of March 31, 2000. Since August 1999, we have received approximately $1,400,000 in venture capital funding from off shore investors through the issuance of convertible bridge financing notes and associated warrants. We have used these funds primarily to fund the development of our new products and services. We plan to immediately convert these notes into common stock upon the registration of the underlying common stock to the notes and warrants. Thereafter, we may call, and the security holders may exercise, the outstanding warrants. We estimate that we could receive up to an additional $1,500,000 through the exercise of the warrants over the next twelve months.

     As of March 31, 2000, we are in default under the terms of our convertible debentures in the principal amount of $475,790 plus accrued interest at 15% per annum. Under the default, the debenture holders have the same rights as any unsecured creditor. Based on preliminary negotiations, we believe that some of the debenture holders are still inclined to convert the outstanding debt into common stock. We estimate the balance will be retired over the next twenty-four months through either conversion or future income streams. Our financial statements presently account for the fact that the debenture holders will not convert the outstanding debt. Consequently, if they do decide to convert their debt into common stock, our liquidity will improve.

     We are in default under a three-year real property lease that commenced on May 15, 1997. The lease requires an annual payment of $41,772. We negotiated a final settlement in the amount of $10,000, which currently remains unpaid.

     Our operating activities have used cash in each of the last two fiscal years. Cash used in operating activities totaled $1,899,790 and $795,745 for the years ended March 31, 2000 and 1999, respectively. This resulted from net losses of $1,811,943 and $751,754 for the years ended March 31, 2000 and 1999, respectively.

     Cash from investing activities was $12,637 and $NIL for the years ended March 31, 2000 and 1999, respectively. The cash from investing activities for this period realized through the partial repayment of a loan to shareholders.

     Cash provided by financing activities amounted to $2,384,902 and $795,745 for the year ended March 31, 2000 and 1999, respectively. During the year ended March 31, 2000, we received $694,902 from the sale of common stock and $1,700,000 from the issuance of convertible bridge financing notes. We also repaid $10,000 of debentures and convertible subordinated debentures. During the year ended March 31, 1999, we received $795,745 from the sale of common stock.

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

INFLATION;  SEASONABLITY

     While inflation has not had a material impact on operating results and we do not expect inflation to have a material impact on operating results, we cannot assure that our business will not be affected by inflation in the future. While our business to date has not been seasonal and we do not expect that our business will be seasonal in the future, we cannot assure that our business, on a consolidated basis, will not be seasonal in the future.

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


ITEM  7.     FINANCIAL  STATEMENTS.

     Our consolidated financial statements for the years ended March 31, 2000 and March 31, 1999 are included beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 15, 1998, PricewaterhouseCoopers LLP, our then-independent accountant, declined to stand for re-election as our independent accountant for the fiscal year ended March 31, 1998. During the previous year, PricewaterhouseCoopers LLP did not issue on our behalf any financial statement that contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except that their report on the financial statements as of and for the year ended March 31, 1997 included an explanatory paragraph expressing doubt as to our ability to continue as a going concern. The decision to change accountants was not recommended or approved by any committee of the board of directors, or by the board of directors. Additionally, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     On August 18, 1998, we retained Hirsch Silberstein & Subelsky, P.C. as our independent accountants to audit our financial statements as of, and for the years ended, March 31, 1998 and March 31, 1999.

     On August 27, 1999, our Board of Directors decided to retain the certified public accounting firm of J. L. Stephan Co., P.C. to replace Hirsch Silberstein & Subelsky, P.C. as our independent accountants. Hirsch
Silberstein & Subelsky, P.C. has discontinued its audit practice concerning compliance with the regulations of the SEC. We had no disagreements with Hirsch Silberstein & Subelsky, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

      The following table sets forth certain information with respect to our executive officers and directors as of March 31, 2000:

NAME                     AGE                   POSITION
--------------------------------------------------------------------------------

Bruce I. Lewis            59  Chief Executive Officer and Chairman of the
                              Board of Directors

Jay S. Stulberg           50  President, Chief Operating Officer, Chief
                              Financial Officer and Director

Dr. H. Joseph Greenberg   77  Director

Carl J. Corcoran          62  Director

David G.R. Butler         63  Director

________________________

     BRUCE I. LEWIS has been our Chairman of the Board of Directors and Chief Executive Officer since June 30, 1994, and our President from August 12, 1995 to December 22, 1998. His term on our Board of Directors expires at the 2000 annual meeting of stockholders. For the period from 1980 through May 1990, Mr. Lewis was President and a director of Albert Berg Limited and its subsidiaries. Its creditors petitioned Albert Berg into bankruptcy in May 1990. From June 1988 to August 1990, he served as the Chief Executive Officer of Cape Breton Chemical Corporation, a start-up PVC flexible stretch wrap manufacturer. From May 1990 through May 1993, Mr. Lewis was also a consultant to various companies in the areas of management and acquisition financing. From May 1993 until its dissolution in February 1998, Mr. Lewis served as the Chief Executive Officer and Chairman of the Board of Directors of Tracker Canada. From November 1997 to December 22, 1998, Mr. Lewis served as interim Chief Financial Officer.

     JAY S. STULBERG has been our President, Chief Operating Officer and Chief Financial Officer, and a director, since December 22, 1998 for the term expiring at the 2001 annual meeting of stockholders. Since February 1998, Mr. Stulberg has been the sole shareholder, director and officer of Global Tracker Corp. Since approximately 1984, Mr. Stulberg has served on the board of directors of two privately held family holding companies. From 1992 to 1994, Mr. Stulberg served as the Controller of Enershare Technology Corp. From 1994 to mid-1996, Mr. Stulberg served as the Group Controller of Algorithmics, Inc.

     H. JOSEPH GREENBERG has been a Director since December 22, 1998 for a term expiring at the 2002 annual meeting of stockholders. Dr. Greenberg has engaged in the practice of medicine since his graduation from medical school in 1952.
He  has  been  a  director  of  Genevest,  Inc.  since  1993.

     CARL J. CORCORAN has been a director since December 22, 1998 for a term expiring at the 2000 annual meeting of stockholders. IBM Corporation employed Mr. Corcoran in various capacities from 1951 to 1988, including General Manager of Operations of IBM Japan and President of IBM Canada. Mr. Corcoran is currently an officer and director of several family-held businesses, including Corcair Farms, Ltd., CorProperties, Inc., Cor Source Water Corporation, Corcorvest Corporation and CJC Bottling, Ltd. He is also a director of the Accessible Software Corporation, a publicly traded corporation, and A.A.B. Building Systems, Inc., a private company.

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

CLASSIFICATION  OF  BOARD  OF  DIRECTORS

     Our certificate of incorporation and bylaws provide that the board of directors be divided into three classes of directors, with the classes to be as nearly equal in number as possible. Currently, those provisions mandate that approximately one-third of the directors will continue to serve until the 2000 annual meeting of stockholders, one-third will continue to serve until the 2001 annual meeting and one-third will continue to serve until the 2002 annual meeting. This classification of the board of directors makes it more difficult for stockholders to change the composition of the board of directors and could discourage a third party from attempting to obtain control.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     The  board  of  directors  currently  has  four  committees:

The Executive Committee comprises of Messrs. Lewis and Stulberg and is responsible for:
        -  supervising  our  day-to-day  operations
        -  strategic  planning
        -  recruiting  outside  directors.

The Audit Committee comprises of Messrs. Butler and Stulberg and is responsible for:
        -  reviewing and recommending the engagement of our independent auditors
        - consulting with the independent auditors on the adequacy of internal controls
        -  reviewing  the  auditors'  reports  on  our  financial  statements

The Ethics Committee comprises of Mr. Corcoran and Dr. Greenberg and is responsible for:
        -  reviewing  corporate  policies  and  procedures
        - insuring the dissemination of material information to all key managers

The Compensation Committee comprises of Messrs. Butler and Corcoran and is responsible for:
        -  determining  the  compensation  of  our  senior  officers
        - reviewing recommendations by management as to the compensation of other officers and key personnel
        -  reviewing  management's  succession  program
        -  administer  the  stock  incentive  plan


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     We  do  not  have  any  class  of  equity securities registered pursuant to
Section 12 of the Exchange Act. Accordingly, our directors, officers and 10% beneficial owners are not required to file reports pursuant to Section 16(a) of the Exchange Act.


ITEM  10.     EXECUTIVE  COMPENSATION.

COMPENSATION  OF  NAMED  EXECUTIVE  OFFICERS

     The following table provides certain information concerning the compensation earned by our Chief Executive Officer and other then-executive officers who received compensation in excess of $100,000 for services rendered in all capacities to us for the most recent three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                               Long-Term Compensation
                                                                               Awards           Payouts
                                               Annual Compensation     Restricted  Securities
                                                                       Stock       Under-Lying  LTIP     All Other
Name  and  then-                       Fiscal Salary  Bonus   Other    Award(s)   Options/SARs  Payouts  Compensation
Principal Position                      Year  ($)     ($)     ($)(1)   ($)        (#)           ($)      ($)

BRUCE I. LEWIS, CEO                     2000  30,000           10,000    145,000       500,000
                                        1999       0           10,000    175,000     2,488,578
                                        1998  45,750           10,000    131,250             0
JAY S. STULBERG,
President, COO  & CFO                   2000  36,250           10,000     88,750       600,000
                                        1999  40,000           10,000     85,000     2,488,578
(1) Automobile Allowance

                             OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                       (INDIVIDUAL GRANTS)

                                   Percent Of
                     Number of        Total
                     Securities   Options/SARs
                     Underlying    Granted To
                    Option/SARs   Employees In   Exercise Price of Base Price
Name                Granted (#)    Fiscal Year              ($$/Sh)             Expiration Date
(a)                     (b)            (c)                    (d)                     (e)
------------------  ------------  -------------  -----------------------------  ----------------

Bruce I. Lewis        600,000(1)          27.3%                           .118              2009

Jay S. Stulberg       600,000(1)          27.3%                           .118              2009

(1)     Non-qualified stock option granted for a ten-year term exercisable sequentially in three annual  installments  beginning  January  2001,  and  fully  vesting  beginning  January
        2003.


                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                                FY-END OPTION/SAR VALUES

                                                       Number of Securities Underlying    Value of Unexercised In-The-
                                                         Unexercised Options/SARs At       Money Options/SARs At FY-
                    Shares Acquired                        FY-End (#) Exercisable/            End ($) Exercisable/
Name                On Exercise (#)   Value Realized            Unexercisable                    Unexercisable
(a)                       (b)               (c)                      (d)                              (e)
------------------  ----------------  ---------------  --------------------------------  ------------------------------

Bruce I. Lewis                     0  N/A                           1,244,289/3,044,289  $             437,368/$622,468

Jay S. Stulberg                    0  N/A                           1,244,289/1,844,289  $             437,368/$622,468



EMPLOYMENT  CONTRACTS,  TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL

     BRUCE  LEWIS

     On December 18, 1998, we entered into an employment agreement with Mr. Lewis, pursuant to which Mr. Lewis serves as our Chief Executive Officer. The agreement provides for an annual base salary of $175,000, with increases of $37,500 each year based upon certain performance criteria beginning April 1, 2000, a maximum automobile allowance of $10,000 and eligibility for discretionary bonuses.

     The initial term for Mr. Lewis' agreement is three years with one-year renewal terms thereafter, and provides for the payment of a relocation allowance equal to the lesser of the actual relocation expenses or $25,000 per each occurrence. The agreement provides that Mr. Lewis is entitled to participate in any stock option, stock purchase, annual bonus, pension, profit sharing, life insurance and medical benefit plans and such other fringe benefits that may be applicable to our senior executive employees.

     If Mr. Lewis' employment is terminated for cause or if he terminates for any reason, he will be entitled to compensation through the date of termination. If, prior to a change of control, employment is terminated due to his death or disability, by us other than for cause or by him for good reason, he is entitled to receive all compensation through the date of termination. He also receives the continuation of base salary for the greater of one year or the remainder of the term of the agreement. In addition, we will maintain for 12 months, or through the date he obtains alternative employment, whichever is earlier, his participation in our employee benefit plans in which he was eligible to participate immediately before termination to the extent permissible under such plans. He will also have the right to exercise all vested stock options outstanding at the termination date in accordance with the plans governing those options. We will use our best efforts to remove the restrictions from any restricted stock held by him at termination. If his employment is terminated after a change of control, either by the executive for good reason or by us without cause, he will receive all the benefits he would have received for such a termination prior to a change of control. All unvested stock options held by him shall become immediately fully vested. Payments made in conjunction with a change of control are limited to an amount that will not result in either a loss of our income tax deduction under Internal Revenue Code.

     JAY  STULBERG

     On December 18, 1998, we entered into an employment agreement with Mr. Stulberg, pursuant to which Mr. Stulberg serves as our President, Chief
Operating Officer and Chief Financial Officer and Secretary. The agreement provides for an annual base salary of $125,000, with increases of $37,500 each year based upon certain performance criteria beginning April 1, 2000, a maximum automobile allowance of $10,000 and eligibility for discretionary bonuses.

     The initial term of Mr. Stulberg's agreement is three years with one-year renewal terms thereafter, and provides for the payment of a relocation allowance equal to the lesser of the actual relocation expenses or $25,000 per each occurrence. The agreement provides that Mr. Stulberg is entitled to participate in any stock option, stock purchase, annual bonus, pension, profit sharing, life insurance and medical benefit plans and such other fringe benefits that may be applicable to our senior executive employees.

     If Mr. Stulberg's employment is terminated for cause or if he terminates for any reason, he will be entitled to compensation through the date of termination. If, prior to a change of control, employment is terminated due to his death or disability, by us other than for cause or by him for good reason, he is entitled to receive all compensation through the date of termination. He also receives the continuation of base salary for the greater of one year or the remainder of the term of the agreement. In addition, we will maintain for 12 months, or through the date he obtains alternative employment, whichever is earlier, his participation in our employee benefit plans in which he was eligible to participate immediately before termination to the extent permissible under such plans. He will also have the right to exercise all vested stock options outstanding at the termination date in accordance with the plans governing those options. We will use our best efforts to remove the restrictions from any restricted stock held by him at termination. If his employment is terminated after a change of control, either by the executive for good reason or by us without cause, he will receive all the benefits he would have received for such a termination prior to a change of control. All unvested stock options held by him shall become immediately fully vested. Payments made in conjunction with a change of control are limited to an amount that will not result in either a loss of our income tax deduction under Internal Revenue Code.

COMPENSATION  OF  DIRECTORS

     Non-employee directors are paid $500 for attendance at each meeting of the board of directors or a committee meeting. Non-employee directors also receive an annual retainer of $10,000. In addition, non-employee directors are eligible to receive options to purchase shares of our common stock.

     Under our 1999 Director Option Plan, each non-employee director is automatically granted an option to purchase 5,000 shares of common stock upon election. If the non-employee director is elected Chairman of the Board, the director is granted an option to purchase 10,000 shares of common stock. On every anniversary of initial election or appointment, each eligible director is automatically granted a nonqualified option to purchase an additional 5,000 shares of common stock (10,000 shares if Chairman of the Board). The plan provides that options granted to non-employee directors have a maximum term of ten years and are exercisable ratably in annual installments over three years. All options granted to non-employee directors vest immediately upon a change of control. The exercise price of options granted pursuant to such automatic grants is reduced to a price 25% below the average trading price of our common stock for the 30 days immediately prior to the grant date. On December 22, 1999, we granted options to purchase 5,000 shares of our common stock at an exercise price of $0.098 per share to each Joseph Greenberg, David Butler and Carl Corcoran.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the common stock as of June 30, 2000 by:

   - Each person known to us to own beneficially more than 5% of our total voting stock;
   - The CEO and the other executive officers named in the summary compensation table;
   -  Each  of  our  directors;  and
   -  All  of  our  directors  and  officers  as  a  group.

     Except as otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law. The common stock is our only outstanding class of equity securities. As of June 30, 2000, there were approximately 364 record holders of common stock. Percentage of ownership is based upon 56,634,651 issued and outstanding shares of common stock beneficially owned on June 30, 2000, including currently exercisable warrants to purchase 1,250,000 shares of common stock, currently exercisable options to purchase 40,000 shares of common stock, currently exercisable options to purchase 2,488,578 shares of common stock, currently exercisable options to purchase 200,000 shares reserved under an option issued to Toda Corporation Limited for financial consulting services, and 22,044,855 shares of common stock to be issued upon conversion of the bridge financing notes and exercise of the repricing warrants at $0.20 per share.

                                               Total Shares Owned
Beneficial Owner and Address                   As of June 30, 2000      Percentage
---------------------------------------------  -------------------  -------------------

Bruce I. Lewis, Chief Executive Officer               2,896,289(1)                3.50%
1120 Finch Avenue West, Suite 303
North York, Ontario, Canada M3J 3H7

Jay S. Stulberg, Chief Financial Officer              1,494,289(2)                1.81%
1120 Finch Avenue West, Suite 303
North York, Ontario, Canada M3J 3H7

H. Joseph Greenberg, M.D., Director                       3,333(3)               <0.01%
1120 Finch Avenue West, Suite 303
North York, Ontario, Canada M3J 3H7

David G. R. Butler, Director                              3,333(3)               <0.01%
1120 Finch Avenue West, Suite 303
North York, Ontario, Canada M3J 3H7

Carl J. Cocoran, Director                                 3,333(3)               <0.01%
1120 Finch Avenue West, Suite 303
North York, Ontario, Canada M3J 3H7

Executive Officers and Directors as a group,          4,400,578(3)                5.44%
Including those named above (five persons)

   (1)  Number  of  shares  includes  the option to purchase 1,244,289 shares of common stock.  Furthermore,  Mr.  Lewis  has  pledged  600,000  shares of common stock and the option  to  purchase  an additional 1,244,289 shares of common stock as security to the bridge  financing  notes.
   (2)  Number  of  shares  includes  the option to purchase 1,244,289 shares of common stock.  Furthermore,  Mr.  Stulberg  has pledged 250,000 shares of common stock and the option  to  purchase  an additional 1,244,289 shares of common stock as security to the bridge  financing  notes.
   (3)  Number  of  shares  includes the currently exercisable option to purchase 3,333 shares  of  common  stock.

     Upon registration of the common stock pursuant to the conversion of the bridge financing notes and attached repricing warrants, SovCap Equity Partners, Ltd. will likely become a greater than 5% shareholder in our company. SovCap Equity Partners, Ltd. address is Cumberland House, #27 Cumberland Street, P.O. Box CB-13016, Nassau, New Providence, Bahamas and is directed by Barry Herman, its President. Assuming we convert these notes into common stock at a conversion price of $0.20 per share, after conversion of the notes and exercise of the repricing warrants, SovCap Equity Partners, Ltd. would own approximately 9,549,854 shares of our common stock. At that point, SovCap Equity Partners, Ltd. would be an 11.55% shareholder. Under this scenario, our current management would beneficially own less than 5.00% of the issued and outstanding common stock. Should this occur, SovCap Equity Partners, Ltd. may be in a position to effect a material change in our management. Furthermore, if we decide to call the remaining warrants, SovCap Equity Partners, Ltd. could be an even greater security owner if it decides to exercise them.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

TRANSACTIONS  WITH  MANAGEMENT

     We have entered into employment agreements containing severance arrangements with certain executive officers. These agreements provide for compensation payments under certain circumstances to each officer through the remainder of the term of the agreements. Our certificate of incorporation and bylaws provide for indemnification of all directors and officers. In addition, each director nominee, when elected, will enter into separate indemnification agreements with us.

     We have agreed with certain state regulatory authorities that so long as our securities are registered in such states, we will not make loans to our officers, directors, employees, or principal stockholders. This does not include loans made in the ordinary course of business, such as travel advances, expense account advances, relocation advances, or reasonable salary advances.

     Furthermore, all future transactions with our executive officers, directors, employees, 5% stockholders and affiliates will be subject to the approval of a majority of the independent, disinterested members of the board of directors. Such future transactions must be for bona fide business purposes on terms that are no less favorable to us than those that could be negotiated with unaffiliated parties.

GLOBAL  TRACKER

     In February 1998, Global Tracker acquired substantially all of the assets of Tracker Canada in a bankruptcy proceeding. Jay S. Stulberg, our Chief Financial Officer and Director, is the sole shareholder, officer and Director of Global Tracker. Following the bankruptcy proceeding, Global Tracker made the assets formerly owned by Tracker Canada available to us in order to permit us to carry on Tracker Canada's business. Since February 1998, Global Tracker has expended approximately $13,000 to support our business operations. Furthermore, Mr. Stulberg has personally loaned Global Tracker approximately $120,000 (USD) in operating capital. Under a license agreement with Global Tracker, we will pay Global Tracker a 12% gross royalty on our sales.

ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K.

   (a)     EXHIBITS

NUMBER     DESCRIPTION
------     -----------

2.1* Reorganization Agreement Among Ultra Capital Corp. (the predecessor of the Registrant), Jeff W. Holmes, R. Kirk Blosch and the Tracker Corporation dated May 26, 1994, as amended by Amendment Number One dated June 16, 1994, Amendment Number Two dated June 24, 1994, and Amendment Number Three dated June 30, 1994, Extension of Closing dated June 23, 1994, and July 11, 1994 letter agreement

2.2* Agreement and Plan of Merger dated July 1, 1994 between Ultra Capital Corp. (the predecessor of the Registrant) and the Registrant

3.1* Certificate of Incorporation, as corrected by Certificate of Correction of Certificate of Incorporation dated March 27, 1995, and as amended by Certificate of Amendment to the Certificate of Incorporation dated November 1, 1995, and Certificate of Designation of Rights, Preferences and Privileges of $1,000.00 6% Cumulative Convertible Preferred Stock of the Registrant dated April 19, 1996

3.2*      Bylaws

4.1*      Specimen Common Stock Certificate

9.1*      Agreement dated December 21, 1993 among 1046523 Ontario Limited, Gregg
          C. Johnson and Bruce Lewis

9.2* Right of First Refusal, Co-Sale and Voting Agreement dated March 14, 1994 between The Tracker Corporation of America, Stalia Holdings B.V.,
          I. Bruce Lewis, MJG Management Accounting Services Ltd., Spire Consulting Group, Inc., 1046523 Ontario Limited, Mark J. Gertzbein, Gregg C. Johnson and Jonathan B. Lewis, as confirmed by letter dated June 22, 1994 and Agreement dated July 1994

10.2*     Discretionary  Cash Bonus  Arrangement  of The Tracker  Corporation of
          America

10.3* Form of Indemnification Agreement entered into between the Registrant and each of its Directors

10.10* Right of First Refusal, Co-Sale and Voting Agreement dated March 14, 1994 between The Tracker Corporation of America, Stalia Holdings B.V.,
          I. Bruce Lewis, MJG Management Accounting Services Ltd., Spire Consulting Group, Inc., 1046523 Ontario Limited, Mark J. Gertzbein, Gregg C. Johnson and Jonathan B. Lewis, as confirmed by letter dated June 22, 1994 and Agreement dated July 1994 (contained in Exhibit 9.2)

10.11*    Stock  Option   Agreement   dated March 14,  1994  between The Tracker
          Corporation of America and Stalia Holdings B.V., as confirmed by letter dated June 22, 1994

10.18* Letter agreement dated October 5, 1993 between The Tracker Corporation of America and Symbol Technologies, Inc., as amended by letter from The Tracker Corporation of America to Symbol Technologies Canada, Inc. dated November 23, 1995, and letter from Symbol Technologies Canada, Inc. to The Tracker Corporation dated November 27, 1995

10.19*    Assignment   World-Wide  dated May 12, 1994 from I. Bruce Lewis to the
          Tracker Corporation of America

10.30**   Letter    agreement   dated   March   22,  1996  between  The  Tracker
          Corporation of America and Sony of Canada Ltd.

10.36*** Agreement dated May 22, 1997 between The Tracker Corporation of America and Schwinn Cycling & Fitness Inc.

10.37***  Modification   Agreement   dated  May  27,  1997  between  The Tracker
          Corporation of America, Saturn Investments, Inc., I. Bruce Lewis, Mark
          J. Gertzbein, and Jonathan B. Lewis

10.38**** Agreement   dated   July   1,   1998   between   The   Global  Tracker
          Corporation and Warrantech Additive, Inc.

10.39**** License   Agreement  dated  as  of  July  30,  1998 between The Global
          Tracker Corporation and the Tracker Corporation of America

10.41*****Employment Agreement dated December 18, 1998 between Bruce I. Lewis and The Tracker Corporation of America

10.42*****Employment   Agreement   dated   December  18,  1998  between  Jay  S.
          Stulberg  and  The  Tracker Corporation of America

10.43*****Letter  Agreement  dated  May  18,  1999  between Symbol Technologies,
          Inc. and The Tracker Corporation of America

10.44******Purchase and Security Agreement dated August 18, 1999

10.45******1994 Amended and Restated Stock Option Plan

10.46*(9) Placement  Agreement dated  August 18,  1999  with  Sovereign  Capital
          Advisors, LLC.

10.47* (7) Stock Option Award Agreement dated December 22, 1998 between Bruce Lewis and The Tracker Corporation of America

10.48* (7) Stock Option Award Agreement dated December 22, 1998 between Jay Stulberg and The Tracker Corporation of America

10.49*(7) Non-Qualified   Stock  Option   Award  Agreement  dated  December  31,
          1999 between Bruce Lewis and The Tracker Corporation of America

10.50*(7) Non-Qualified  Stock Option Award  Agreement  dated December 31,  1999 between Jay Stulberg and The Tracker Corporation of America

10.51*(7) Incentive  Stock  Option  Award  Agreement  dated  December  31,  1999 between Christopher Creed and The Tracker Corporation of America

10.52*(7) Incentive  Stock  Option  Award  Agreement  dated  December  31,  1999 between Tizio Panara and The Tracker Corporation of America

10.53*(8) 2000 Stock Wage and Fee Payment Plan

21.1*     List of subsidiaries of the Registrant

23.1      Consent of J. L. Stephan Co., P. C.

23.2      Consent of Hirsch Silberstein & Subelsky, P.C.

     24.1 Power of Attorney

--------------------

* Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-99686).

** Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1996 (filed July 15, 1996).

*** Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1997 (filed July 3, 1997).

**** Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998).

***** Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1999 (filed August 17, 1999).

****** Incorporated by reference from the Registrant's Amended Quarterly Report on Form 10-QSB dated September 30, 1999 (filed January 11,
          2000)

*(7) Incorporated by reference from the Registrant's Registration Statement on Form S-8 concerning the 1994 Amended and Restated Stock Option Plan (filed March 28, 2000)

*(8) Incorporated by reference from the Registrant's Registration Statement on Form S-8 concerning the 2000 Stock Wage and Fee Payment Plan (filed March 28, 2000)

*(9) Incorporated by reference from the Registrant's Registration Statement on Form SB-2/A (filed July 10, 2000)

     (B)     REPORTS  ON  FORM  8-K

     During the fourth quarter of the fiscal year ended March 31, 2000, we did not submit any reports on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE  TRACKER  CORPORATION  OF  AMERICA,
a  Delaware  corporation



By:  /s/  Bruce  I.  Lewis
   -------------------------
     Bruce  I.  Lewis
     Chairman  of  the  Board  and  Chief  Executive  Officer

Dated:  July  14,  2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/  Bruce  I.  Lewis
   --------------------------
     Bruce  I.  Lewis
     Chairman  of  the  Board  and  Chief  Executive  Officer

Dated:  July  14,  2000

                       THE TRACKER CORPORATION OF AMERICA

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report dated July 14, 2000. . . . . . . . . . . . . . . . .  F-2

Audited Balance Sheet as of March 31, 2000. . . . . . . . . . . . . . . . . . . .  F-3

Audited Statement of Income for the Years Ended March 31, 2000 and March 31, 1999  F-4

Audited Statement of Cash Flows for the Years Ended March 31, 2000 and
        March 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

Audited Statement of Changes in Stockholders' Equity for the Years Ended
        March 31, 2000 and March 31, 1999 . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Audited Financial Statements . . . . . . . . . . . . . . . . . . . . . .  F-11

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of The Tracker Corporation of America


We have audited the accompanying balance sheet of The Tracker Corporation of America, as of March 31, 2000, and the related statements of operations, shareholders' deficit, and cash flows for the year ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of te Tracker Corporation and Subsidiary as of March 31, 2999 and 1998 and from inception at May 6, 1993 through March 31, 1997 were audited by other auditors whose reports dated July 8, 1999, except for Note 15 as to which date is July 3, 2000 and September 18, 1998, and June 24, 1997, included an explanatory paragraph that described going concern uncertainties discussed in Notes 1 & 2 to the consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Tracker Corporation of America and Subsidiary as of March 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company discontinued its telemarketing program for its credit card registration business. The Company is relying upon affiliated and outside parties to fund its cash flow deficiencies through debt and equity infusions. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



J.  L.  Stephan  Co.,  P.C.

Traverse  City,  Michigan

July  3,  2000

                                 THE TRACKER CORPORATION OF AMERICA
                                    ( A DEVELOPMENT STAGE COMPANY)
                                 -------------------------------------

                                      CONSOLIDATED BALANCE SHEET
                                 -------------------------------------


                                                ASSETS


                                                                               MARCH 31,      MARCH 31,
                                                                                 2000           1999
                                                                             -------------  -------------
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                  $    497,749   $          -
  ACCOUNTS RECEIVABLE                                                                   -         97,843
  DEFERRED CHARGES                                                                114,065        114,405
                                                                             -------------  -------------
       TOTAL CURRENT ASSETS                                                       611,814        212,248

DUE FROM SHAREHOLDERS                                                               1,434         14,072
DEFERRED CHARGES                                                                   21,514        141,600
PROPERTY AND EQUIPMENT (NET)                                                                           -
                                                                             -------------  -------------

       TOTAL ASSETS                                                          $    634,763   $    367,920
                                                                             =============  =============


                                      LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                           $    434,223   $    458,352
  ACCRUED LIABILITIES                                                             487,114        584,823
  DUE TO RELATED PARTIES                                                           13,324              -
  DEFERRED REVENUE                                                                192,135        197,602
  CONVERTIBLE BRIDGE NOTES                                                      1,700,000
  DEBENTURE PAYABLE                                                                31,809         31,809
  CONVERTIBLE DEBENTURES                                                          465,790        475,790
                                                                             -------------  -------------
       TOTAL CURRENT LIABILITIES                                                3,324,394      1,748,376


DEFERRED REVENUE                                                                   23,109        215,244

COMMITMENTS (NOTE 12)                                                                                  -

SHAREHOLDERS' DEFICIENCY
   COMMON STOCK, $.001PAR VALUE, 90,000,000 SHARES AUTHORIZED,
    56,627,509 (50,388,579 - MARCH 31, 1999) SHARES ISSUED AND OUTSTANDING         56,628         50,389

   CONVERTIBLE SENIOR PREFERRED STOCK, $.001 PAR VALUE, 6,500,000 SHARES
    AUTHORIZED, NIL ISSUED AND OUTSTANDING                                                             -

  CLASS B VOTING COMMON STOCK, $0.00000007 PAR VALUE, 20,000,000
    SHARES AUTHORIZED, 793,594  (1,072,994 - MARCH 31, 1999) ISSUED
    AND OUTSTANDING                                                                                    -

  PAID-IN CAPITAL                                                              16,981,878     16,657,482
  OTHER CAPITAL                                                                   (60,000)      (424,267)
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                            (19,564,979)   (17,753,036)
  COMPREHENSIVE INCOME (NOTE 3)                                                  (126,267)      (126,267)
                                                                             -------------  -------------

    TOTAL SHAREHOLDERS' DEFICIT                                                (2,712,741)    (1,595,701)
                                                                             -------------  -------------


    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                              $    634,763   $    367,920
                                                                             =============  =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                   THE TRACKER CORPORATION OF AMERICA
                                      ( A DEVELOPMENT STAGE COMPANY)
                                   -------------------------------------
                                   CONSOLIDATED STATEMENT OF OPERATIONS


                                                              FROM INCEPTION
                                                               (MAY 6, 1993)          FOR THE
                                                             THROUGH MARCH 31,   YEAR ENDED MARCH 31,

                                                                   2000           2000          1999
                                                               -------------  ------------  ------------

  REVENUE                                                      $    478,328   $    44,732   $   126,875

  COST OF SALES                                                     179,079         7,156        71,630
                                                               -------------  ------------  ------------

  GROSS PROFIT                                                      299,249        37,577        55,245
                                                               -------------  ------------  ------------

  DEVELOPMENT COSTS
    OPERATIONAL                                                   3,375,051       264,615       323,560
    INFORMATION SYSTEMS                                           1,691,223       156,633        45,181
    SALES AND MARKETING                                           5,375,609       392,239       126,601
    GENERAL AND ADMINISTRATIVE                                   14,006,694     1,113,207       903,646
                                                               -------------  ------------  ------------

  TOTAL DEVELOPMENT COSTS                                        24,448,578     1,926,695     1,398,988

  LOSS FROM CONTINUING OPERATIONS                               (24,149,329)   (1,889,118)   (1,343,743)

  DISCONTINUED OPERATIONS:
    GAIN FROM OPERATION                                           4,741,438        77,175       591,990
    GAIN (LOSS) ON DISPOSAL OF CPS SEGMENT                         (157,088)            -             -
                                                               -------------  ------------  ------------
                                                                  4,584,350        77,175       591,990
                                                               -------------  ------------  ------------

  NET LOSS APPLICABLE TO COMMON STOCK                          $(19,564,979)  $(1,811,943)  $  (751,753)
                                                               =============  ============  ============



  BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK

  LOSS FROM CONTINUING OPERATIONS                              $      (1.24)  $     (0.03)  $     (0.03)

  GAIN (LOSS) FROM DISCONTINUED OPERATION                      $       0.24   $      0.00   $      0.03
                                                               -------------  ------------  ------------

  NET LOSS                                                     $      (1.00)  $     (0.03)  $     (0.01)
                                                               =============  ============  ============

  WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                                 19,432,668    54,082,601    21,480,767
                                                               =============  ============  ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                 THE  TRACKER  CORPORATION  OF  AMERICA
                                    (A  DEVELOPMENT  STAGE  COMPANY)
             ------------------------------------------------------------------------------

                                CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                ----------------------------------------



                                                                               FROM INCEPTION
                                                                               (MAY 6, 1993)      YEAR ENDED    YEAR ENDED
                                                                              THROUGH MARCH 31     MARCH 31      MARCH 31
                                                                                    2000             2000          1999
                                                                             ------------------  ------------  ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  NET LOSS                                                                        ($19,564,979)  $(1,811,943)  $  (751,753)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM
  OPERATING ACTIVITIES:
    DEPRECIATION                                                                       380,019             -             -
    LOSS ON SALE OF LONG-TERM INVESTMENT                                                13,414             -             -
    RENT, CONSULTING AND MARKETING SERVICES, EMPLOYEE                                  571,900             -       571,900
    COMPENSATION SETTLED VIA THE ISSUANCE OF COMPANY SHARES                          5,284,144             -             -
    CHANGES IN ASSETS AND LIABILITIES:
        PREPAID EXPENSES AND DEPOSITS                                                  (17,273)            -             -
        ACCOUNTS RECEIVABLE                                                                  0        97,843       (97,843)
        DEFERRED CHARGES                                                              (135,579)      120,426     1,206,737
        DEFERRED REVENUE                                                               215,244      (197,602)   (1,798,727)
        DUE TO RELATED PARTIES                                                          13,324        13,324
        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                       935,982      (121,839)       73,941
                                                                             ------------------  ------------  ------------

  NET CASH USED IN OPERATING ACTIVITIES                                            (12,303,804)   (1,899,790)     (795,745)
                                                                             ------------------  ------------  ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  ACQUISITION OF FIXED ASSETS                                                            6,028             -             -
  LOAN TO SHAREHOLDERS                                                                (357,847)       12,637             -
  REPAYMENT OF LOANS TO SHAREHOLDERS                                                   356,412             -             -
  NOTE RECEIVABLE                                                                     (200,317)            -             -
  REPAYMENT OF NOTE RECEIVABLE                                                         200,317             -             -
  LONG-TERM INVESTMENT                                                              (2,301,372)            -             -
  UNWIND OF LONG-TERM INVESTMENT                                                     2,287,958             -             -
                                                                             ------------------  ------------  ------------

  NET CASH FROM (USED IN) INVESTING ACTIVITIES                                          (8,821)       12,637             -
                                                                             ------------------  ------------  ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  ISSUANCE OF COMMON SHARES                                                         10,443,177       694,902       795,745
  ISSUANCE OF PREFERRED SHARES                                                       1,050,000             -             -
  ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES                                    2,189,529             -
  REPAYMENT OF DEBENTURES AND CONVERTIBLE SUBORDINATED DEBENTURES                     (307,401)      (10,000)            -
  ISSUANCE OF CONVERTIBLE BRIDGE NOTES                                               1,700,000     1,700,000
  SHARE ISSUE COSTS                                                                 (1,684,735)            -             -
                                                                             ------------------  ------------  ------------
  NET CASH FROM (USED IN) FINANCING ACTIVITIES                                      13,390,570     2,384,902       795,745
                                                                             ------------------  ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES                                                       (580,196)            -             -

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING                                497,749       497,749             -
  THE PERIOD

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               -             -             -
                                                                             ------------------  ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $         497,749   $   497,749   $         0
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


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                          THE TRACKER CORPORATION OF AMERICA
                                             (A Development Stage Company)
                                             -----------------------------

                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                   -----------------------------------------------




                                                            SHARES                             AMOUNTS
                                               ---------------------------------  ----------------------------------
                                                                                                          Paid-in
                                                                        Class B                          Capital in
                                               Preferred    Common      Common    Preferred    Common      Excess
                                                 Stock      Stock        Stock      Stock      Stock       of Par
                                               ---------------------------------  ----------------------------------
Shares issued to officers at inception                                 5,089,286  $        -  $     -   $         -
    (Cash - $Nil)

Shares issued for cash (Cash - $4,714,188)                               884,729                          4,714,188

Shares issued in lieu of rent                                             60,871                            324,344
    (note 9-x) (Cash - $Nil)

Share issue costs                                                                                          (466,142)

Translation adjustment

Net loss

                                               ---------------------------------  ----------------------------------
Balance at March 31, 1994                                              6,034,886           -        -     4,572,390
                                               ---------------------------------  ----------------------------------

Shares issued for cash (Cash - $1,175,797)                               234,517                          1,175,797

Shares issued in lieu of rent                                              5,777                             30,121
    (note 9-x) (Cash - $Nil)

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                              739,219                               739          (639)

Shares issued  from Regulation S offering
    (including 79,658 shares at $7 per share
    for consulting services and 3,571 shares
    at $5.50 per share for the purchase
    of fixed assets) (Cash -$1,505,000)                     860,000                               860     2,900,840
Share proceeds to be received subsequent                                                                   (819,459)
    to March 31, 1995

Shares issued for consulting and                            825,000       78,005                  825     2,204,153
    marketing services  (Cash-$Nil)
Less: consulting and marketing                             (814,583)*                            (815)
    services not yet received

Shares proceeds received from private
    placement on March 15, 1995                             500,000                               500       349,500
    (Cash - $350,000)

Shares issued to employees                                                25,063                             74,409
    for employment services
    (note 9-x) (Cash-$Nil)

Share issue costs                                                                                          (779,495)

Translation adjustment

Net loss

Balance at March 31, 1995                              -  2,109,636    6,378,248           -    2,109     9,707,617
                                               ---------------------------------  ----------------------------------


                                                                                     AMOUNTS
                                               ------------------------------------------------------------------
                                                                               Deficit Accumulated
                                                                  Other              During
                                                  Other       Comprehensive        Development
                                                 Capital         Income               Stage             Total
                                               ------------------------------------------------------------------
Shares issued to officers at inception         $         -   $            -   $                  -   $         -
    (Cash - $Nil)

Shares issued for cash (Cash - $4,714,188)                                                             4,714,188

Shares issued in lieu of rent                                                                            324,344
    (note 9-x) (Cash - $Nil)

Share issue costs                                                                                       (466,142)

Translation adjustment                                             (129,098)                            (129,098)

Net loss                                                                                (2,043,425)   (2,043,425)
                                               ------------------------------------------------------------------
Balance at March 31, 1994                                -         (129,098)            (2,043,425)    2,399,867
                                               ------------------------------------------------------------------

Shares issued for cash (Cash - $1,175,797)                                                             1,175,797

Shares issued in lieu of rent                                                                             30,121
    (note 9-x) (Cash - $Nil)

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                                               100

Shares issued  from Regulation S offering
    (including 79,658 shares at $7 per share
    for consulting services and 3,571 shares
    at $5.50 per share for the purchase
    of fixed assets) (Cash -$1,505,000)                                                                2,901,700
Share proceeds to be received subsequent                                                                (819,459)
    to March 31, 1995

Shares issued for consulting and                                                                       2,204,978
    marketing services  (Cash-$Nil)
Less: consulting and marketing                  (2,086,685)                                           (2,087,500)
    services not yet received

Shares proceeds received from private
    placement on March 15, 1995                                                                          350,000
    (Cash - $350,000)

Shares issued to employees                                                                                74,409
    for employment services
    (note 9-x) (Cash-$Nil)

Share issue costs                                                                                       (779,495)

Translation adjustment                                             (159,026)                            (159,026)

Net loss                                                                                (5,068,583)   (5,068,583)
                                               ------------------------------------------------------------------

Balance at March 31, 1995                       (2,086,685)        (288,124)            (7,112,008)      222,909
                                               ------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                          THE TRACKER CORPORATION OF AMERICA
                                             (A Development Stage Company)
                                             -----------------------------

                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                   -----------------------------------------------




                                                                  SHARES                       AMOUNTS
                                                    ------------------------------------  --------------------
                                                                              CLASS B
                                                    PREFERRED    COMMON       COMMON      PREFERRED    COMMON
                                                      STOCK      STOCK        STOCK         STOCK      STOCK
                                                    ---------  ----------  -------------  ----------  --------
Share proceeds received re Regulation S offering                                          $        -  $     -
   made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued                     14,582*                                  14
   before March 31, 1995  (note 9-x) (Cash - $Nil)

Marketing services received re shares issued                     266,664*                                 265
    to LL Knickerbocker Co.  (Cash - $Nil)

Shares issued to Directors as compensation                        98,858                                   99
    (note 9-x) (Cash - $Nil)

Shares issued to Amerasia for marketing                                         30,000
    services (note 9-x) (Cash - $Nil)
Less: services not yet received                                                (12,500)*

Shares cancelled (Cash - $Nil)                                      (171)                                   1

Shares issued pursuant to S-8 for employees,                     770,000                                  770
     consultants and a director  (Cash - $Nil)
Less: employment and consulting services                        (340,939)*                               (341)
    not yet received

Shares issued to R. Zuk (Cash - $83,000)                         200,000                                  200
Less: shares proceeds to be received

Share proceeds received from private                             250,000                                  250
    placement (Cash - $250,000)

Shares issued upon exercise of warrants                                        849,803
    at Canadian $1 per share (Cash - $619,166)

Shares issued to officers (note 9-iiii(a))                       630,000                                  630
    (Cash - $Nil)

Shares issued to a consultant (note 9-x)                           7,500                                    8
    (Cash - $Nil)

Shares issued for investor relation services                     200,000                                  200
    (note 9-v) (Cash - $Nil)
Less: services not yet received                                 (200,000)*                               (200)

Shares issued to employees for employment                                       14,176
    services (note 9-x) (Cash - $Nil)


Shares exchanged as per exchange                               1,133,365    (1,133,365)                 1,134
    agreement (Cash - $Nil)

Shares issued for conversion                                     991,434                                  992
    from debenture holders (Cash -$Nil)

Share issue cost from April 1, 1995
    to March 31, 1996

Translation adjustment

Net loss from April 1, 1995 to March 31, 1996


Balance as at March 31, 1996                                -  6,130,929     6,126,362   $        -  $  6,131
                                                    ---------  ----------  ------------  ----------  ---------


                                                                                     AMOUNTS
                                                    --------------------------------------------------------------------------------
                                                      Paid in                                     Deficit Accumulated
                                                     Capital in                      Other              During
                                                       Excess        Other       Comprehensive        Development
                                                       of Par       Capital         Income               Stage             Total
                                                    --------------------------------------------------------------------------------
Share proceeds received re Regulation S offering    $   819,459   $         -   $            -   $                  -   $   819,459
   made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued                          87,486                                                87,500
   before March 31, 1995  (note 9-x) (Cash - $Nil)

Marketing services received re shares issued                          666,400                                               666,665
    to LL Knickerbocker Co.  (Cash - $Nil)

Shares issued to Directors as compensation               86,402                                                              86,501
    (note 9-x) (Cash - $Nil)

Shares issued to Amerasia for marketing                  44,496                                                              44,496
    services (note 9-x) (Cash - $Nil)
Less: services not yet received                                       (18,630)                                              (18,630)

Shares cancelled (Cash - $Nil)                               (1)                                                                  -

Shares issued pursuant to S-8 for employees,            769,230                                                             770,000
     consultants and a director  (Cash - $Nil)
Less: employment and consulting services                             (340,598)                                             (340,939)
    not yet received

Shares issued to R. Zuk (Cash - $83,000)                199,800                                                             200,000
Less: shares proceeds to be received                   (117,000)                                                           (117,000)

Share proceeds received from private                    249,750                                                             250,000
    placement (Cash - $250,000)

Shares issued upon exercise of warrants                 619,166                                                             619,166
    at Canadian $1 per share (Cash - $619,166)

Shares issued to officers (note 9-iiii(a))              826,245                                                             826,875
    (Cash - $Nil)

Shares issued to a consultant (note 9-x)                  9,836                                                               9,844
    (Cash - $Nil)

Shares issued for investor relation services            262,300                                                             262,500
    (note 9-v) (Cash - $Nil)
Less: services not yet received                                      (262,300)                                             (262,500)

Shares issued to employees for employment                22,716                                                              22,716
    services (note 9-x) (Cash - $Nil)

Shares exchanged as per exchange                         (1,134)                                                                  -
    agreement (Cash - $Nil)

Shares issued for conversion                            728,537                                                             729,529
    from debenture holders (Cash -$Nil)

Share issue cost from April 1, 1995                    (214,357)                                                           (214,357)
    to March 31, 1996

Translation adjustment                                                                  47,224                               47,224

Net loss from April 1, 1995 to March 31, 1996                                                              (6,090,730)   (6,090,730)
                                                    --------------------------------------------------------------------------------

Balance as at March 31, 1996                        $14,013,062   $(1,954,327)  $     (240,900)  $        (13,202,738)  $(1,378,772)
                                                    --------------------------------------------------------------------------------


THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                               THE TRACKER CORPORATION OF AMERICA
                                                 (A Development Stage Company)
                                                 -----------------------------

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  --------------------------------------------------------



                                                                  SHARES                                AMOUNTS
                                                    ------------------------------------  -----------------------------------
                                                                                                                   Paid in
                                                                               Class B                            Capital in
                                                    Preferred     Common       Common      Preferred    Common      Excess
                                                      Stock       Stock         Stock        Stock      Stock       of Par
                                                    ------------------------------------  -----------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co.  (Cash - $Nil)                        133,336*                $        -   $   135   $  (999,600)

Shares issued to Directors as compensation                         34,445                                   34        15,466
   (note 9-x) (Cash - $Nil)

Marketing services received from Amerasia                                         5,000                              (11,124)
  (note 9-x) (Cash - $Nil)

Employment and consulting services
 and Directors' fees received re S-8
 (Cash - $Nil)                                                  1,740,938*                               1,741       316,054

Shares issued for conversion from debenture                     1,433,443                                1,434       653,566
  holders (note 9-ix) (Cash -$Nil)

Preferred shares issued from private placement          1,050                                      1               1,049,999
  (Cash - $1,050,000)

Common shares issued for conversion                    (1,050)  4,365,136                         (1)    4,364        (4,363)
  from preferred stockholder
  (Cash - $Nil)

Shares exchanged as per exchange agreement                      1,268,825    (1,268,825)                 1,269        (1,269)
  (Cash - $Nil)

Shares issued to employees for employment                          26,000                                   26        12,474
  services (note 9-x) (Cash-$Nil)

Shares issued for consulting services                             208,250                                  208        49,634
  (note 9-x) (Cash-$Nil)

Shares issued in lieu of finder fee for debenture                  52,906                                   53        52,853
 holders (note 9-x) (Cash -$Nil)

Shares issued in lieu of finder fee for preferred                 112,500                                  113        44,887
  stockholders (note 9-x) (Cash -$Nil)

Shares issued pursuant to W.Marches S-8                           333,272                                  332        87,668
  stock payment plan (note 9-xii)

Shares issued for office rental expense                           615,780                                  616       153,329
  ( Cash $Nil)
Less: rental expense not yet amortized                           (530,255)*                               (531)

Share issue cost from April 1, 1996                                                                                 (224,741)
  to March 31, 1997

Translation adjustment

Net loss from April 1, 1996 to March 31, 1997

                                                    ------------------------------------  -----------------------------------
Balance as at March 31, 1997                                -   15,925,505    4,862,537   $        -   $15,925   $15,207,895
                                                    ------------------------------------  -----------------------------------


                                                                                AMOUNTS
                                                    -----------------------------------------------------------------
                                                                                   Deficit Accumulated
                                                                      Other              During
                                                       Other      Comprehensive        Development
                                                      Capital        Income               Stage             Total
                                                    -----------------------------------------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co.  (Cash - $Nil)          $1,332,800   $            -   $                  -   $   333,335

Shares issued to Directors as compensation                                                                    15,500
   (note 9-x) (Cash - $Nil)

Marketing services received from Amerasia               18,630                                                 7,506
  (note 9-x) (Cash - $Nil)

Employment and consulting services
 and Directors' fees received re S-8
 (Cash - $Nil)                                         340,598                                               658,393

Shares issued for conversion from debenture                                                                  655,000
  holders (note 9-ix) (Cash -$Nil)

Preferred shares issued from private placement                                                             1,050,000
  (Cash - $1,050,000)

Common shares issued for conversion                                                                                -
  from preferred stockholder
  (Cash - $Nil)

Shares exchanged as per exchange agreement                                                                         -
  (Cash - $Nil)

Shares issued to employees for employment                                                                     12,500
  services (note 9-x) (Cash-$Nil)

Shares issued for consulting services                                                                         49,842
  (note 9-x) (Cash-$Nil)

Shares issued in lieu of finder fee for debenture                                                             52,906
 holders (note 9-x) (Cash -$Nil)

Shares issued in lieu of finder fee for preferred                                                             45,000
  stockholders (note 9-x) (Cash -$Nil)

Shares issued pursuant to W.Marches S-8                                                                       88,000
  stock payment plan (note 9-xii)

Shares issued for office rental expense                                                                      153,945
  ( Cash $Nil)
Less: rental expense not yet amortized                (132,034)                                             (132,565)

Share issue cost from April 1, 1996                                                                         (224,741)
  to March 31, 1997

Translation adjustment                                                  (79,146)                             (79,146)

Net loss from April 1, 1996 to March 31, 1997                                               (3,708,078)   (3,708,078)
                                                    -----------------------------------------------------------------

Balance as at March 31, 1997                        $ (394,333)  $     (320,046)  $        (16,910,816)  $(21401,375)
                                                    -----------------------------------------------------------------


                                                               THE TRACKER CORPORATION OF AMERICA
                                                                  (A DEVELOPMENT STAGE COMPANY)

                                                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                    --------------------------------------------------------


                                                                                 Shares                             Amounts
                                                                         -----------------------------------  --------------------
                                                                                                   Class B
                                                                         Preferred    Common       Common     Preferred    Common
                                                                           Stock       Stock        Stock       Stock      Stock
                                                                         -----------------------------------  --------------------

Shares issued pursuant to W.Marches S-8 stock payment plan (note 9-xii)                339,755                            $   341

Shares issued for office rental expense ( note 9-x) ( Cash $Nil)                       153,945                            $   153

Shares exchanged as per exchange agreement (Cash - $Nil)                             2,240,053   (2,240,053)              $ 2,240

Shares issued to employee for employment services                                       19,303                            $    19

Shares issued for consulting services                                                  539,583                            $   540

Share proceeds received from private placement (Cash - $30,000)                        500,000                            $   500

Translation adjustment

Net Profit (loss) from April 1, 1997 to March 31, 1998
                                                                         -----------------------------------  --------------------

Balance as at March 31, 1998                                                     -  19,718,144    2,622,484   $        -  $19,718
                                                                         -----------------------------------  --------------------


Shares exchanged as per exchange agreement (Cash - $Nil)                             1,549,490   (1,549,490)              $ 1,549

Shares issued for office rental expense ( note 9-x) ( Cash $Nil)                       672,096                            $   672

Shares issued for consulting services                                                2,427,478                            $ 2,428

Share proceeds received from private placements (Cash - $795,745)                   14,244,063                            $14,244

Shares issued pursuant to S-8 for employees                                         13,175,996                            $13,176
     and consultants  (Cash - $Nil)
Less: employment and consulting services not yet received                           (2,000,000)                           $(2,000)

Shares issued in prior years as prepayment of rent and consulting
   services, written-off in year ended March 31, 1998                                  601,312                            $   601



Translation adjustment

Net Profit (loss) from April 1, 1998 to March 31, 1999
                                                                         -----------------------------------  --------------------

Balance as at March 31, 1999                                                     -  50,388,579    1,072,994   $        -  $50,389
                                                                         ===================================  ====================


                                                                                           Amounts
                                                             ----------------------------------------------------------------------
                                                                Paid In                              Deficit Accumulated
                                                              Capital in                    Other          During
                                                                Excess       Other      Comprehensive    Development
                                                                of Par      Capital        Income           Stage         Total
                                                             ----------------------------------------------------------------------

Shares issued pursuant to W.Marches S-8 stock payment plan
    (note 9-xii)                                             $    69,659                                               $    70,000

Shares issued for office rental expense ( note 9-x)
    ( Cash $Nil)                                                          $    38,331                                  $    38,484

Shares exchanged as per exchange agreement (Cash - $Nil)     $    (2,240)                                              $         0

Shares issued to employee for employment services            $     2,617                                               $     2,636

Shares issued for consulting services                        $    64,210                                               $    64,750

Share proceeds received from private placement
    (Cash - $30,000)                                         $    29,500                                               $    30,000

Translation adjustment                                                                 $       74,381                  $    74,381

Net Profit (loss) from April 1, 1997 to March 31, 1998                                                  $    (90,467)     ($90,467)

                                                             ----------------------------------------------------------------------

Balance as at March 31, 1998                                 $15,371,641   $(356,002)  $     (245,665)  $(17,001,283)  $(2,211,591)
                                                             ----------------------------------------------------------------------


Shares exchanged as per exchange agreement (Cash - $Nil)     $    (1,549)

Shares issued for office rental expense ( note 9-x)
    ( Cash $Nil)                                                           $  49,735                                   $    50,407

Shares issued for consulting services                        $    72,257                                               $    74,685

Share proceeds received from private placements
    (Cash - $795,745)                                        $   781,501                                               $   795,745

Shares issued pursuant to S-8 for employees                      433,633                                                   446,809
     and consultants  (Cash - $Nil)
Less: employment and consulting services not yet received                   (118,000)                                     (120,000)

Shares issued in prior years as prepayment of rent and
    Consulting services, written-off in year
    ended March 31, 1998                                                                                                       601



Translation adjustment                                                                        119,398                      119,398

Net Profit (loss) from April 1, 1998 to March 31, 1999                                                      (751,753)     (751,753)
                                                             ----------------------------------------------------------------------

Balance as at March 31, 1999                                 $16,657,482   $(424,267)  $     (126,267)  $(17,753,036)  $(1,595,699)
                                                             ======================================================================


THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                            THE TRACKER CORPORATION OF AMERICA
                                                               (A Development Stage Company)
                                                               -----------------------------

                                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                 --------------------------------------------------------


                                                                      SHARES                          AMOUNTS
                                                         --------------------------------  ---------------------------------
                                                                                                                  Paid in
                                                                                 Class B                         Capital in
                                                         Preferred    Common     Common    Preferred   Common      Excess
                                                           Stock      Stock       Stock      Stock      Stock      of Par
                                                         ---------  ----------  ---------  ----------  -------  ------------



Shares exchanged as per exchange agreement                             279,400  (279,400)              $   279  $      (279)
     (Cash - $Nil)

Expense balance of office rental expense

Shares issued for consulting services                                  100,000                         $   100  $    17,900

Share proceeds received from private placements                      1,500,000                         $ 1,500  $   202,083
     (Cash - $203,583)

Shares issued pursuant to S-8 for employees                          2,359,530                         $ 2,360  $   352,375
     and consultants  (Cash - $Nil)


Balance of share proceeds received - R. Zuk
     (Cash - $20,000)

Balance of consulting services received                              2,000,000                         $ 2,000

Share issue cost from April 1, 1999 to March 31, 2000                                                           $  (247,682)


Net Profit (loss) from April 1, 1999 to March 31, 2000
                                                         ---------  ----------  ---------  ----------  -------  ------------


Balance as at March 31, 2000                                     -  56,627,509   793,594   $        -  $56,628  $16,981,878
                                                         =========  ==========  =========  ==========  =======  ============



                                                                                AMOUNTS
                                                         -------------------------------------------------------
                                                                                 Deficit Accumulated
                                                                         Other          During
                                                           Other     Comprehensive    Development
                                                          Capital       Income           Stage         Total
                                                         ---------  ---------------  -------------  ------------



Shares exchanged as per exchange agreement
     (Cash - $Nil)

Expense balance of office rental expense                 $ 43,767                                   $    43,767

Shares issued for consulting services                                                               $    18,000

Share proceeds received from private placements                                                     $   203,583
     (Cash - $203,583)

Shares issued pursuant to S-8 for employees                                                             354,735
     and consultants  (Cash - $Nil)


Balance of share proceeds received - R. Zuk              $262,500                                       262,500
     (Cash - $20,000)

Balance of consulting services received                  $ 58,000                                        60,000

Share issue cost from April 1, 1999 to March 31, 2000                                                 ($247,682)


Net Profit (loss) from April 1, 1999 to March 31, 2000                                 (1,811,943)   (1,811,943)
                                                         ---------  ---------------  -------------  ------------

Balance as at March 31, 2000                             $(60,000)  $     (126,267)  $(19,564,979)  $(2,712,739)
                                                         =========  ===============  =============  ============


 The accompanying notes are integral parts of these consolidated financial statements.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE  1  -  DESCRIPTION  OF  DEVELOPMENT STAGE ACTIVITIES AND CORPORATE HISTORY:
--------------------------------------------------------------------------------

     The Tracker Corporation of America has been in the development stage since its formation. We primarily market, sell and operate a personal property marking and monitoring system we developed that utilizes advanced bar code and laser scanning technology to create an identification device that interfaces with a computer database and scanning network. We also sell, install and support corporate asset tracking management software.

     Our current business originated in July 1994 through a reorganization in which we acquired all of the issued and outstanding voting shares of Tracker Canada, an Ontario, Canada corporation, in exchange for approximately 90% of our total voting shares as of that date. Our predecessor was incorporated as a Utah corporation in 1986, and changed its state of incorporation to Nevada in 1992 and Delaware in 1994 through change in domicile mergers. Concurrent with the effective date of the reorganization, we changed our year-end from December 31 to March 31. The reorganization was accounted for as a reverse acquisition.

     On July 28, 1998, pursuant to an agreement with the FTC we discontinued our credit card registration service which had been the primary source of our revenues through September 1997. The FTC agreement and the cessation of the credit card registration service resulted in the insolvency and dissolution of Tracker Canada. The liquidation and dissolution occurred in February 1998.

     On February 10, 1998, Global Tracker, a newly formed Ontario, Canada corporation, acquired substantially all of Tracker Canada's assets at arm's length in a bankruptcy proceeding. Shortly thereafter, Global Tracker entered into an agreement with us which permitted the use of personnel retained by Global Tracker and assets formerly owned or leased by Tracker Canada to continue the business formerly conducted by Tracker Canada. As a result of this arrangement, we have continued on a limited basis the business formerly operated by Tracker Canada.


NOTE  2  -  GOING  CONCERN:
---------------------------

     We have been in a development stage since its inception on May 6, 1993. The likelihood that we will attain profitability depends on many factors, including our ability to obtain adequate financing and generate sufficient revenues. Management is currently working to secure adequate capital through the private placement of securities for the purpose of executing its revised business plan. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, although the report of our former independent accountant as of and for each of the years ended March 31, 1998 and 1999, and our independent accountant as of and for the year ended March 31, 2000, express substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DEFERRED  CHARGES

     Deferred charges relate primarily to unamortized commissions, net of a 30% cancellation reserve, and other costs of sales including cost of goods sold; sales commissions; and telemarketing costs which are amortized on a straight-line basis over the term of the related agreement.

REVENUE  RECOGNITION  AND  DEFERRED  REVENUE

     Revenue for our services is recognized on a straight-line basis over the term of the services offered and is shown net of sales discounts and allowances. Amounts received for which service has not yet been provided, are recorded as deferred revenue. Typical services provided include assistance with the recovery of lost and stolen property, cancellation of lost and expired credit cards as well as continued maintenance of database of all customers' registered property. The average length of the services agreement varies from monthly to a five-year period.

STOCK-BASES  COMPENSATION

     We  have  elected  to  follow  Accounting  Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to our employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

FOREIGN  CURRENCY  TRANSLATION

     The assets and liabilities of our Canadian operations are translated at the fiscal year or period end exchange rate while revenues, expenses and cash flows are translated at average rates in effect for the period.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


EARNINGS  PER  SHARE

     Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. We compute basic earnings per share using the weighted-average number of common shares outstanding during the period. We compute diluted earnings per share using the weighted-average number of common and common stock equivalent shares outstanding during the period. We exclude common equivalent shares from the computation if their affect is anti-dilutive.

COMPREHENSIVE  INCOME  (LOSS)

     As of April 1, 1998 we adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The
Statement of Shareholder Equity has been restated for all previous years. The only item of comprehensive income (loss) that we currently report is unrealized gain on foreign currency translation adjustments.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Adoption is not expected to have a material effect on our consolidated financial statements as our policies are substantially in compliance with SOP 98-1.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Adoption is not expected to have material effect on our consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. We do not expect that the adoption of SFAS No. 133 will have a material impact on our consolidated financial statements because we do not currently hold any derivative instruments.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE  4  -  DUE  FROM  SHAREHOLDERS:
-----------------------------------

     Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE  5  -  DUE  TO  RELATED  PARTIES:
-------------------------------------

     Global Tracker Corporation has incurred expenses on behalf of the Company. The balance represents un-reimbursed portion of these expenses.

NOTE  6  -  DEFERRED  CHARGES:
-----------------------------

     Deferred  charges  consist  of  the  following:
                                                          March 31,   March 31,
                                                             2000        1999
                                                          ----------  ----------
Current:
Deferred sales commission (net of cancellation reserve)   $   80,309  $   80,309

Other                                                         33,756      34,096
                                                          ----------  ----------
                                                          $  114,065  $  114,405
                                                          ----------  ----------
Long term:
Deferred sales' commission (net of cancellation reserve)  $    9,099  $   52,192

Other                                                         12,415      89,408
                                                          ----------  ----------
                                                          $   21,514  $  141,600
                                                          ----------  ----------

NOTE  7  -  PROPERTY  AND  EQUIPMENT:
-------------------------------------

     We currently lease all of our equipment from Global Tracker under short-term agreements classified as operating leases. Lease payments are expensed as incurred. The lease expense for the period was $5,438. See Note 1.

NOTE  8  -  ACCRUED  LIABILITIES:
---------------------------------

Accrued  liabilities  comprise  the  following:
                                                          March 31,   March 31,
                                                             2000        1999
                                                          ----------  ----------

Directors  fees                                           $      ---  $   24,432
Interest  expense  for  convertible  debentures              267,114     115,209
Others                                                       220,000     445,182
                                                          ----------  ----------
                                                          $  487,114  $  584,823
                                                          ==========  ==========


     Other accrued liabilities include: professional fees, sales refunds and commissions, rent, and various trade payables.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE  9  -  BRIDGE  NOTE  S:
----------------------------

     We have outstanding at March 31, 2000 $1,700,000 in venture capital funding from off shore investors through the issuance of convertible bridge financing notes and associated warrants. We plan to immediately convert these notes into common stock upon the registration of the underlying common stock to the notes and warrants. Thereafter, we may call, and the security holders may exercise, the outstanding warrants. We estimate that we could receive up to an additional $1,500,000 through the exercise of the warrants.

     Total interest incurred and included in general and administrative expenses is $ 70,795 for year ended March 31, 2000

     In addition to the convertible bridge notes, we issued four types of warrants. The repricing warrants are attached to the notes and are exercisable only if the stock price on the date of conversion falls below 125% of the stock price on the date of each closing. Given the closing stock price on the dates of the three closings, if the conversion occurs on a date when our stock is traded at greater than $0.37 per share, no repricing warrants will become exercisable. Each purchaser also received a callable warrant at the rate of $100,000 worth of shares of common stock for each $100,000 in principal amount of notes purchased and issued. Further, each investor received a purchase warrant at the rate of 20,000 warrants for each $100,000 in principal amount of notes purchased and issued

     In accordance with APB 14.15, we did not assign a separate value to the stock purchase warrants from the debt because the stock purchase warrants have a negative value at the time of issue.


NOTE  10  -  CONVERTIBLE  SUBORDINATED  DEBENTURES:
---------------------------------------------------

We have outstanding at March 31, 2000 subordinated debentures in the amount of $465,790 ($ 475,790 as at March 31, 1999) bearing interest at 15% annually. Total interest incurred and included in general and administrative expenses is $ 68,785 and 72,879 for year ended March 31, 2000 and 1999 respectively. At March 31, 2000, we were in default under the terms of these agreements.

NOTE  11  -  CAPITAL  STOCK:
----------------------------

(i) The Class B voting common stock was held in trust pursuant to the terms of an exchange agency and voting trust agreement with holders of exchangeable preference shares in the Canadian subsidiary.

(ii) On March 15, 1995, we entered into an agreement and sold, for net proceeds of $350,000, 500,000 units comprised of 500,000 restricted common shares and 500,000 warrants to purchase 500,000 restricted common shares to Kuplen Group Investment ("KGI"). The warrants were exercisable during the one-year period commencing July 12, 1995 to July 12, 1996 at a price of $5.00 per share. Since the common stock underlying the warrants could not be purchased legally on margin at a marginable price, the exercise period has been extended until the first day that the common stock becomes marginable. To secure registration rights of the restricted shares, KGI must exercise the warrants on a 1:1 basis with the common shares.

(iii)During the year ended March 31, 1995, we adopted a plan that allows for the granting of options, appreciation rights, restricted stock and certain other stock-based performance incentives to certain officers as determined at the discretion of the compensation committee of the board of directors.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(iv) During the years ended March 311999 and 2000, we amended and restated the Plan and increased the number of shares reserved for issuance thereunder.

(v) During the year ended March 31, 1999, we adopted a plan allowing for the issuance of options to outside directors.

(vi) We have issued the following options and warrants:

                                      FOR YEAR   WEIGHTED-   GRANT     FROM      WEIGHTED   GRANT
                                        ENDED     AVERAGE     DATE   INCEPTION  - AVERAGE    DATE
                                        MARCH     EXERCISE    FAIR    MAY 6,     EXERCISE    FAIR
                                      31, 2000     PRICE     VALUE     1993       PRICE     VALUE
                                                                      THROUGH
                                                                       MARCH
                                                                     31, 1999
OPTIONS:
  Opening (*)                         8,476,968
   Granted during the period (*)                                        40,000  $     7.95  $ 7.95
   Granted during the period (*)                                        50,000  $     0.13  $ 0.13
   Granted during the period (**)                                      300,000  $     0.50  $ 0.50
   Granted during the period (**)                                    2,400,000  $     0.75  $ 0.75

   Granted during the period (***)                                   5,286,968  $     0.07  $ 0.07

   Granted during the period (****)                                    400,000  $     0.10  $ 0.10
   Granted during the period (*****)  2,200,000  $    0.115  $0.115
  Granted during the period (******)     15,000  $    0.098  $0.115
    Expired/cancelled during period   1,665,000                      NIL
                                      ---------                      ---------
  Closing                             9,272,838                      8,476,968
                                      =========                      =========

(*)           40,000  options  were  issued  in July 1994 and 50,000 options were issued  in  July
              1997  to  non-employee  directors  and  vest  proportionately over a period of three years.  Cancelled  in  December  1999
(**)          2,700,000 options were issued in August 1997 to management at various terms  from  4 to  7  years
(***)         5,286,968  options  were  issued  in  December  1998  to management and non-employee directors vesting over two and three years respectively.  Exercise rights  vary from
              5  to  10  years
(****)        400,000  options  were  issued  in  January  1999, vesting proportionately over four years, to management.  Exercise rights extend for ten years  from  date  of vesting.
              These  options were cancelled in December 1999.
(*****)       2,100,000 options were  issued  in  December 1999 vesting proportionately over three years, to management.  Exercise rights extend for ten years from  date  of  vesting.
(******)      15,000  options  were  issued  in  December 1999 vesting proportionately  over three years, to non  employee  directors.  Exercise  rights extend for ten years from date of vesting.  Grant date fair value is based on the average market price for the five days preceding the grant date.

The following table summarizes information about options outstanding and exercisable at March 31, 2000

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


    Range of        Options       Weighted-         Weighted-       Options    Weighted-average
Exercise Prices   Outstanding      Average           Average      Exercisable  Exercise Price of
                                  Remaining      Exercise Price                Options Exercisable
                               Contractual Life
$  0.07 -- $0.13    7,747,838              7.02  $          0.09    2,591,848  0.076
$  0.50 -- $0.75    1,525,000               9.0  $         0.708            0  N/a

$  0.07 -- $0.75    9,272,838              7.34  $         0.188    2,591,848  0.076

Pro  Forma  Disclosure

     The Company follows the intrinsic value method in accounting for its stock options. Had compensation costs been recognized based on the fair value at the date of grant for options granted in 2000, the pro forma amounts of the Company's net loss per share for the years ended March 31, 2000, and 1999 would have been as follows:

                                                        YEARS  ENDED  MARCH  31,
                                                        ------------------------

                                                            2000          1999
Net  loss  as  reported                                $(1,811,943)   $(751,754)
Net loss pro forma                                     $(1,811,943)   $(751,754)
Basic and diluted loss per share - as reported         $     (0.03)   $   (0.02)
Basic and diluted loss per share - pro forma           $     (0.03)   $   (0.02)

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming the following waited-average assumptions:
                                          YEARS  ENDED  MARCH  31,
                                          ------------------------
                                             2000          1999
Average risk-free interest rates             6.7%          4.7%
Average  expected  life in years             3.5           3.5
Volatility                                   200%          200%

The weighted-average fair value of options granted during the years 2000 and 1999 was $0.11 and $0.06 , respectively.

The pro forma effect of compensation expense on net income and earnings per share for the 2000 and 1999 grants for stock-based compensation plans in accordance with provisions of SFAS 123 is immaterial.

                                 FOR YEAR                  FOR YEAR
                                   ENDED                     ENDED
                                 MARCH 31,    EXERCISE     MARCH 31,  EXERCISE
                                   2000         PRICE        1999       PRICE
                                 ---------  -------------  ---------  ---------
WARRANTS (COMMON STOCK ):
  Opening                          950,000  N/A              750,000  N/A
    Issued during the period       800,000  $0.11 - $0.14    200,000  $    0.40
    Exercised during the period          0                         0
    Expired during the period            0                         0
                                 ---------                 ---------
  Closing                        1,750,000                   950,000
                                 =========                 =========

(vii)On May 1, 1995, we entered into an agreement and sold, for net proceeds of $250,000, 250,000 units comprised of 250,000 restricted common shares and 250,000 warrants to purchase 250,000 restricted common shares to Reynold Kern. The warrants were exercisable during the one-year period commencing July 12, 1995 to July 12, 1996 at a price of $5.00 per share. Since the common stock underlying the warrants could not be purchased legally on margin at a marginable price, the exercise period has been extended until the first day that the common stock becomes marginable.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(viii) In June 1995, we issued 200,000 shares of common stock, restricted as to transferability for a period of two years from date of issuance, to Robert Zuk for certain investor relations services for us. A settlement was reached in June 1999 whereby Mr. Zuk returned $20,000 to the Company and the balance of future services was expensed.

(ix) In October 1995, we issued 770,000 shares of common stock pursuant to the registration statement on S-8 to six key employees and one director as payment in lieu of prior accrued salaries and fees and as an advance of their salaries and fees up to September 30, 1996. The shares issued were all valued at $1.00 per share.

(x) In November 1995, at its annual general meeting, the shareholders approved the increase of the authorized number of common shares from 20,000,000 to 30,000,000 shares.

(xi) In December 1998, at our annual general meeting, the shareholders approved the increase of the authorized number of common shares from 30,000,000 to 50,000,000 shares and the authorization of 6,500,000 shares of blank check Preferred Stock.

(xii)In 1998 200,000 warrants were issued to Toda Corporation for future investment relations services. These warrants are exercisable through May 8, 2006 and were issued at $0.40.

(xiii)During the year ended March 31, 1999, we issued 13,175,996 shares of common stock amounting to $1,600,883 pursuant to the registration statement on S-8 to eight employees and two consultants as payment in lieu of salaries and consulting fees

(xiv)In September 1999, at our annual general meeting, the shareholders approved the increase of the authorized number of common shares from 50,000,000 to 90,000,000 shares

(xv) During the year ended March 31, 2000, the Company issued 2,359,540 shares of common stock amounting to $278,896 pursuant to the registration statement on S-8 to four employees and three consultants as payment in lieu of salaries and consulting fees.

(xvi)In 1999 800,000 warrants were issued at an exercise price equal to the market price at that time. The price ranged from $0.11 to $0.14 and were for investor relations and legal services.

(xvii)Other capital - At March 31, 2000, 1,000,000 common shares have been issued but remain in escrow, as the service for which these shares were subscribed for have yet to be received. The value of these services per agreement is set at $60,000.

(xv) We have, from inception to present, issued shares in exchange for: (a) employment services, (b) consulting and marketing services, and (c) consideration in lieu of rental payments.

(xvi)During the year ended March 31, 1997, we issued 1,050 shares of $1,000 6% Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). As at March 31, 1997, 4,365,136 common shares were issued due to the conversion of 1,050 shares of convertible preferred stock totaling $1,050,000. As at March 31, 1997, no convertible preferred stock remains outstanding.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(xvii)During the year ended March 31, 1997, we issued 1,740,000 shares of common stock amounting to $658,393 pursuant to the registration statement on S-8 to five employees and five outside (non-employee) directors as payment in lieu of salaries and consulting fees.

(xviii)In October 1996, we entered into a one-year consulting agreement to obtain advice concerning our growth strategy, financial public relations obligations and future capital structure. Under the terms of the agreement, we agreed to pay the consultant 100,000 shares of our common stock

NOTE  12  -  COMMITMENTS:
-------------------------

LEASES

     Office space is leased through Global Tracker Corporation. The current lease requires a monthly payment of $3,800. The lease term is five years, expiring November 30, 2004. Rental expense for the year ended March 31, 2000 amounted to $ 110,339 and $ 64,132 for the year ended March 31, 1999. Included in the expenses for the years ended March 31, 2000 and 1999 are un-amortized portions of rent of previously leased office space.

MARKETING  AGREEMENT

      On March 22, 2000, we entered into a five-year license agreement with the Florida Police Chiefs Foundation (FPCF) to collaborate on a statewide Operation Bicycle Identification Program. Under the agreement, we agreed to pay the FPCF, on a monthly basis in arrears, the greater of $36,000 per year or a fee based on the total number of our subscribers residing in the State of Florida.

NOTE  13  -  RELATED  PARTY  TRANSACTIONS:
------------------------------------------

     Prior to the date of incorporation (May 6, 1993), the founder and other key members of management received 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join us, respectively. No value has been assigned to these shares.

     We retain certain key management personnel under contract. Included in expenses are consulting and management fees paid under the aforementioned contracts totaling, in the aggregate, $ 325,000 for the year ended March 31, 2000 and $325,000 for the year ended March 31, 1999.


     Our President, Chief Operating Officer and Chief Financial Officer, Jay Stulberg, is the sole shareholder of Global Tracker Corporation. Global Tracker acquired Tracker Canada's assets at arms length in an insolvency proceeding. Global Tracker leases all of such assets to us.

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE  14  -  INCOME  TAXES:
---------------------------

     The estimated deferred tax asset of $4,648,000 and $3,987,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to March 31, 2000 and March 31, 1999 respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $12,357,000 ($11,433,000 as at March 31,1999) expire starting in 2001; the benefit of these losses has not been reflected in these consolidated financial statements.

                                 March 31,     March 31,
                                   2000          1999
                              ------------   -----------
Deferred  tax  liabilities    $         0    $        0
Deferred  tax  assets
     Net  operating  losses     4,648,000     3,987,000
                              ------------   -----------
                                4,648,000     3,987,000
     Valuation  allowance      (4,648,000)   (3,987,000)
                              ------------   -----------
                              $         0   $         0
                              ============  ============

The  valuation  allowance  did  increase  by  $661,000  during  the  year.

NOTE  15  -  DISCONTINUED  OPERATIONS
-------------------------------------

     We discontinued our CPS Program in September 1997. All telemarketing rooms were closed and the Corporate Telemarketing Centers in Toronto, Canada and in Smyrna, Georgia were abandoned.

The  remaining  assets and liabilities of the Discontinued Operation consist of:

                                                 2000         1999
Assets:
-------

     Deferred charge - current portion        $ 114,065    $114,405
     Deferred  charges  -  long  term         $  21,514    $141,600
                                              ---------    --------
     Total  deferred charges                  $ 135,579    $256,005

Liabilities:
------------

     Deferred  revenues  - current portion    $ 192,135    $197,602
     Deferred  revenues  -  long  term        $  23,109    $215,244
                                              ---------    --------
     Total  revenues charges                  $ 215,244    $412,846

                       THE TRACKER CORPORATION OF AMERICA
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Summary  Statement  of  Operations  from  discontinued  operations
------------------------------------------------------------------

                              From Inception (May 6, 1993)      For the
                                      Through March 31,     Year ended March 31,

                                              2000        2000        1999

Revenue                                   $11,773,923  $197,602  $1,798,727

Cost  of sales                              8,877,154   120,426   1,206,737

Gross  profit                               2,896,769    77,176     591,990

Gain (loss) from discontinued operations  $ 2,896,769  $ 77,176  $  591,990
                                          ===========  ========  ==========


NOTE  16  -  CORRECTION  OF  ACCOUNTING  ERRORS
-----------------------------------------------

     In order to properly comply with APB-30, gain (loss) from discontinued operations has been restated and corporate expenses incurred in the fiscal years ending March 31, 1997 and March 31, 1998 have been reclassified to their appropriate expense categories as development costs of continuing operations. The total expenses reclassified were $3,221,893 and $4,534,200 for the years ending March 31, 1998 and 1997, respectively.

     In order to properly comply with Rule 3-04 of Regulation S-X, at March 31, 1999 shares issued as compensation for future investor relations services in the amount of $120,000 have been reclassified as a reduction in Paid in Capital in Excess of Par from Prepaid expenses.