Form 10QSB
period 2000-06-30
TRACKER CORP OF AMERICA
filed 2000-08-14
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ____________

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  year  ended  JUNE  30,  2000,  or
                                            ---------------

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

Registrant's  Telephone  Number,  Including  Area  Code  (416)  663-8222
                                                        ---------------------


Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

     Classes  of  Common Stock                    Outstanding at August 10, 2000
     -------------------------                    ------------------------------

     Common  Stock,  $0.001  par  value                         56,627,509
     Class B Common Stock, $0.00000007 par value                         0

                    THE TRACKER CORPORATION OF AMERICA, INC.

                                      INDEX
                                      -----
                                                                     Page
                                                                     ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                        1

          Consolidated Balance Sheet as of June 30, 2000
          and March 31, 2000                                          2

          Consolidated Statement of Operations for the three
          months ended June 30, 2000 and 1999 and for the period
          from May 6, 1993 (inception) through June 30, 2000          3

          Consolidated Statement of Cash Flows for the three months
          ended June 30, 2000 and 1999 and for the period from
          May 6, 1993 (inception) through June 30, 2000               4

          Notes to Financial Statements                               5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        10

PART II.  OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities                            15

Item 6.   Exhibits and Reports on Form 8-K                           15

                                      PART I
                                FINANCIAL INFORMATION
                    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                         THE TRACKER CORPORATION OF AMERICA
                                           ( A DEVELOPMENT STAGE COMPANY)
                                       -------------------------------------

                                              CONSOLIDATED BALANCE SHEET
                                       -------------------------------------

                                                       ASSETS
                                                                               JUNE 30,       MARCH 31,
                                                                                 2000           2000
                                                                             -------------  -------------
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                  $     95,801   $    497,749
  ACCOUNTS RECEIVABLE                                                                   -              -
  DEFERRED CHARGES                                                                101,684        114,065
                                                                             -------------  -------------
       TOTAL CURRENT ASSETS                                                       197,485        611,814

DUE FROM SHAREHOLDERS                                                               1,434          1,434
DEFERRED CHARGES                                                                        -         21,514
PROPERTY AND EQUIPMENT (NET)                                                            -
                                                                             -------------  -------------

       TOTAL ASSETS                                                          $    198,920   $    634,763
                                                                             =============  =============


                                    LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                           $    456,948   $    434,223
  ACCRUED LIABILITIES                                                             538,581        487,114
  DUE TO RELATED PARTIES                                                           13,324         13,324
  DEFERRED REVENUE                                                                161,433        192,135
  CONVERTIBLE BRIDGE NOTES                                                      1,700,000      1,700,000
  DEBENTURE PAYABLE                                                                31,809         31,809
  CONVERTIBLE DEBENTURES                                                          465,790        465,790
                                                                             -------------  -------------
       TOTAL CURRENT LIABILITIES                                                3,367,884      3,324,394

DEFERRED REVENUE                                                                        -         23,109

SHAREHOLDERS' DEFICIENCY
   COMMON STOCK, $.001PAR VALUE, 90,000,000 SHARES AUTHORIZED,
    56,627,509 (50,388,579 - MARCH 31, 1999) SHARES ISSUED AND OUTSTANDING         56,628         56,628

   CONVERTIBLE SENIOR PREFERRED STOCK, $.001 PAR VALUE, 6,500,000 SHARES
    AUTHORIZED, NIL ISSUED AND OUTSTANDING                                                            -

  CLASS B VOTING COMMON STOCK, $0.00000007 PAR VALUE, 20,000,000
    SHARES AUTHORIZED, 793,594  (1,072,994 - MARCH 31, 1999) ISSUED
    AND OUTSTANDING                                                                                   -

  PAID-IN CAPITAL                                                              16,981,878     16,981,878
  OTHER CAPITAL                                                                   (60,000)       (60,000)
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                            (20,021,203)   (19,564,979)
  COMPREHENSIVE INCOME (NOTE 3)                                                  (126,267)      (126,267)
                                                                             -------------  -------------

    TOTAL SHAREHOLDERS' DEFICIT                                                (3,168,965)    (2,712,741)
                                                                             -------------  -------------


    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                              $    198,920   $    634,763
                                                                             =============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      THE TRACKER CORPORATION OF AMERICA
                        (A DEVELOPMENT STAGE COMPANY)
-------------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS


                                          FROM INCEPTION
                                           (MAY 6, 1993)          FOR 3 MONTHS
                                          THROUGH JUNE 30        ENDING JUNE 30

                                                  2000          2000          1999
                                             -------------  ------------  ------------
  REVENUE                                    $    447,847   $    14,251   $    33,783

  COST OF SALES                                   181,312         9,389         2,298
                                             -------------  ------------  ------------

  GROSS PROFIT                                    266,535         4,863        31,485
                                             -------------  ------------  ------------

  DEVELOPMENT COSTS
    OPERATIONAL                                 3,176,637        66,201        86,526
    INFORMATION SYSTEMS                         1,596,512        61,922        13,404
    SALES AND MARKETING                         5,161,936       178,566        30,212
    GENERAL AND ADMINISTRATIVE                 13,067,802       174,315        30,183
                                             -------------  ------------  ------------

  TOTAL DEVELOPMENT COSTS                      23,002,886       481,003       160,325

  LOSS FROM CONTINUING OPERATIONS             (22,736,351)     (476,140)     (128,841)

  DISCONTINUED OPERATIONS:
    GAIN FROM OPERATION                         4,684,179        19,916         1,510
    GAIN (LOSS) ON DISPOSAL OF CPS SEGMENT       (157,088)            -             -
                                             -------------  ------------  ------------
                                                4,527,091        19,916         1,510
                                             -------------  ------------  ------------

  NET LOSS APPLICABLE TO COMMON STOCK        $(18,209,260)  $  (456,224)  $  (127,331)
                                             =============  ============  ============

  BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK

  LOSS FROM CONTINUING OPERATIONS            $      (1.10)  $     (0.01)  $     (0.00)

  GAIN (LOSS) FROM DISCONTINUED OPERATION    $       0.23   $      0.00   $      0.00
                                             -------------  ------------  ------------

  NET LOSS                                   $      (0.87)  $     (0.01)        (0.00)
                                             =============  ============  ============

  WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                               20,726,774    56,627,509    50,388,579
                                             =============  ============  ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                             THE  TRACKER  CORPORATION  OF  AMERICA
                                (A  DEVELOPMENT  STAGE  COMPANY)
----------------------------------------------------------------------------------------------------------------------

                           CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                           ----------------------------------------
                                                                            FROM INCEPTION
                                                                             (MAY 6, 1993)  PERIOD ENDED  PERIOD ENDED
                                                                            THROUGH JUNE 30,  JUNE 30,     JUNE 30,
                                                                                  2000          2000        1999
                                                                             --------------  ----------  ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  NET LOSS                                                                    ($20,021,203)  $(456,224)  $(127,331)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM
  OPERATING ACTIVITIES:
    DEPRECIATION                                                                   380,019           -           -
    LOSS ON SALE OF LONG-TERM INVESTMENT                                            13,414           -           -
    RENT, CONSULTING AND MARKETING SERVICES, EMPLOYEE                              571,900           -           -
    COMPENSATION SETTLED VIA THE ISSUANCE OF COMPANY SHARES                      5,284,144           -           -
    CHANGES IN ASSETS AND LIABILITIES:
        PREPAID EXPENSES AND DEPOSITS                                              (17,273)          -           -
        ACCOUNTS RECEIVABLE                                                              0           -      97,843
        DEFERRED CHARGES                                                          (101,684)     33,895      30,113
        DEFERRED REVENUE                                                           161,433     (53,811)    (49,465)
        DUE TO RELATED PARTIES                                                      13,324           -
        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                 1,010,174      74,192      48,841
                                                                             --------------  ----------  ----------

  NET CASH USED IN OPERATING ACTIVITIES                                        (12,705,753)   (401,948)  $       0
                                                                             --------------  ----------  ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  ACQUISITION OF FIXED ASSETS                                                        6,028           -           -
  LOAN TO SHAREHOLDERS                                                            (357,847)          -           -
  REPAYMENT OF LOANS TO SHAREHOLDERS                                               356,412           -           -
  NOTE RECEIVABLE                                                                 (200,317)          -           -
  REPAYMENT OF NOTE RECEIVABLE                                                     200,317           -           -
  LONG-TERM INVESTMENT                                                          (2,301,372)          -           -
  UNWIND OF LONG-TERM INVESTMENT                                                 2,287,958           -           -
                                                                             --------------  ----------  ----------

  NET CASH FROM (USED IN) INVESTING ACTIVITIES                                      (8,821)          -           -
                                                                             --------------  ----------  ----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  ISSUANCE OF COMMON SHARES                                                     10,443,177           -
  ISSUANCE OF PREFERRED SHARES                                                   1,050,000           -           -
  ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES                                2,189,529           -
  REPAYMENT OF DEBENTURES AND CONVERTIBLE SUBORDINATED DEBENTURES                 (307,401)          -           -
  ISSUANCE OF CONVERTIBLE BRIDGE NOTES                                           1,700,000           -
  SHARE ISSUE COSTS                                                             (1,684,735)          -           -
                                                                             --------------  ----------  ----------
  NET CASH FROM (USED IN) FINANCING ACTIVITIES                                  13,390,570           -           -
                                                                             --------------  ----------  ----------

EFFECT OF EXCHANGE RATE CHANGES                                                   (580,196)          -           -

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING                             95,800    (401,949)          -
  THE PERIOD

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           -     497,749           -
                                                                             --------------  ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $      95,800   $  95,800   $       0
                                                                             ==============  ==========  ==========

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

     On July 28, 1998, pursuant to an agreement with the FTC we discontinued our credit card registration service that had been the primary source of our revenues through September 1997. The FTC agreement and the cessation of the credit card registration service resulted in the insolvency and dissolution of Tracker Canada. The liquidation and dissolution occurred in February 1998.

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

NOTE  4  -  DUE  FROM  SHAREHOLDERS:
------------------------------------

     Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE  5  -  DUE  TO  RELATED  PARTIES:
-------------------------------------

     Global Tracker Corporation has incurred expenses on behalf of the Company. The balance represents un-reimbursed portion of these expenses.

NOTE  6  -  DEFERRED  CHARGES:
-----------------------------

     Deferred  charges  consist  of  the  following:
                                                          June 30,    March 31,
                                                           2000         2000
                                                          ---------  ----------
Current:
Deferred sales commission (net of cancellation reserve)   $  67,056  $   80,309

Other                                                        34,628      33,756
                                                          ---------  ----------
                                                          $ 101,684  $  114,065
                                                          ---------  ----------
Long term:
Deferred sales' commission (net of cancellation reserve)  $     nil  $    9,099

Other                                                           nil      12,415
                                                          ---------  ----------
                                                          $     nil  $   21,514
                                                          ---------  ----------

NOTE  7  -  PROPERTY  AND  EQUIPMENT:
-------------------------------------

     We currently lease all of our equipment from Global Tracker under short-term agreements classified as operating leases. Lease payments are expensed as incurred. The lease expense for the period was $5,438. See Note 1.

NOTE  8  -  ACCRUED  LIABILITIES:
---------------------------------

Accrued  liabilities  comprise  the  following:

                                             June 30,   March 31,
                                               2000        2000
                                             ---------  ----------
Interest expense for convertible debentures  $ 301,114  $  267,114
Others                                         237,467     220,000
                                             ---------  ----------
                                             $ 538,581  $  584,823
                                             =========  ==========

     Other accrued liabilities include: professional fees, sales refunds and commissions, rent, and various trade payables

NOTE  9  -  COMMITMENTS:
------------------------

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

NOTE 10  -  RELATED  PARTY  TRANSACTIONS:
-----------------------------------------

     Prior to the date of incorporation on May 6, 1993, the founder and other key members of management received 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join Tracker, respectively. No value has been assigned to these shares.

     We retain certain key management personnel under contract. Included in expenses are consulting and management fees paid under the aforementioned contracts totaling, in the aggregate, $325,000 for the year ended March 31, 2000 and $300,000 for the year ended March 31, 1999.

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

QUARTER  ENDED  JUNE  30,  2000  COMPARED  TO  QUARTER  ENDED  JUNE  30,  2000

     REVENUES. Revenues from our personal property registration kits decreased by 58% to $14,251 for the three months ended June 30, 2000 compared to $33,783 for the three months ended June 30, 1999. The decrease in revenues was primarily due to our total shift in emphasis from sales of personal property registration kits to the development of new products and services. We expect revenue to increase due to our roll out of new products and services.

     COSTS OF SALES. Costs of sales increased by 309% to $9,389 for the three months ended June 30, 2000 compared to $2,298 for the three months ended June 30, 1999. We expect cost of sales to increase in accordance with our expected improvement in revenue.

     OPERATIONAL. Operational costs decreased by 23% to $66,201 for the three months ended June 30, 2000 compared to $86,526 for the three months ended June 30, 1999. This decrease reflects our efforts to build an infrastructure to support our development and roll out of new products and services. We expect these costs to increase over the next quarter.

     INFORMATION SYSTEMS. Information systems costs increased by 362% to $61,922 for the three months ended June 30, 2000 compared to $13,404 for the three months ended June 30, 1999. The increase resulted from the continuing necessity to have our computer systems year 2000 compliant. We expect these costs to continue to increase as we explore e-commerce applications for our products and services.

     SALES AND MARKETING. Sales and marketing expenses increased by 491% to $178,566 for the three months ended June 30, 2000 compared to $30,212 for the three months ended June 30, 1999. This increase in sales and marketing expenses reflects the increase in costs associated with the development of new marketing ideas. Until we find a significant market niche for our products and services, we expect these expenses to continue to grow if our cash flow allows it.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 478% to $174,315 for the three months ended June 30, 2000 compared to $30,183 for the three months ended June 30, 1999. The increase in general and administrative expenses primarily resulted from the necessity to build an infrastructure to support our development of new products and services. These costs are expected to slightly increase as we continue to build infrastructure to support new sales initiatives.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our inception, we have primarily financed our operations through funds generated from the sale of capital stock, notes and debentures. Our losses since inception total approximately $20,021,203 as of December 31, 1999. Since August 1999, we have received approximately $1,400,000 in venture capital funding from off shore investors through the issuance of convertible bridge financing notes and associated warrants. We have used these funds primarily to fund the development of our new products and services. We plan to immediately convert these notes into common stock upon the registration of the underlying common stock to the notes and warrants. Thereafter, we may call, and the security holders may exercise, the outstanding warrants. We estimate that we could receive up to an additional $1,500,000 through the exercise of the warrants over the next twelve months.

     As of June 30, 2000, we are in default under the terms of our convertible debentures in the principal amount of $475,790 plus accrued interest at 15% per annum. Under the default, the debenture holders have the same rights as any unsecured creditor. Based on preliminary negotiations, we believe that some of the debenture holders are still inclined to convert the outstanding debt into common stock. We estimate the balance will be retired over the next twenty-four months through either conversion or future income streams. Our financial statements presently account for the fact that the debenture holders will not convert the outstanding debt. Consequently, if they do decide to convert their debt into common stock, our liquidity will improve.

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

     For the three months ended June 30, 2000 and 1999, cash used in operating activities totaled $401,948 and $NIL, respectively. Net losses were $456,224 and $127,331 for the three months ended June 30, 2000 and 1999, respectively.

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

                                     PART II

                                OTHER INFORMATION

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     As of June 30, 2000, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790, plus accrued interest.

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

10.39**** License Agreement dated as of July 30, 1998 between The Global Tracker
          Corporation and the Tracker Corporation of America

10.41*****Employment Agreement dated December 18, 1998 between Bruce I. Lewis and The Tracker Corporation of America

10.42*****Employment  Agreement  dated  December  18,  1998  between Jay S.
          Stulberg  and  The  Tracker  Corporation  of  America

10.43*****Letter  Agreement dated May 18, 1999 between Symbol Technologies,
          Inc.  and  The  Tracker  Corporation  of  America

10.44****** Purchase  and  Security  Agreement  dated  August  18,  1999

10.45****** 1994  Amended  and  Restated  Stock  Option  Plan

10.46*(9) Placement  Agreement  dated August 18, 1999 with Sovereign Capital
          Advisors,  LLC.

10.47*(7) Stock  Option  Award  Agreement dated December 22, 1998 between Bruce
          Lewis  and  The  Tracker  Corporation  of  America

10.48*(7) Stock  Option  Award  Agreement dated December 22, 1998 between Jay
          Stulberg  and  The  Tracker  Corporation  of  America

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

10.50*(7) Non-Qualified Stock Option Award Agreement dated December 31, 1999 between Jay Stulberg and The Tracker Corporation of America

10.51*(7) Incentive Stock Option Award Agreement dated December 31, 1999 between
          Christopher  Creed  and  The  Tracker  Corporation  of  America

10.52*(7) Incentive Stock Option Award Agreement dated December 31, 1999 between Tizio Panara and The Tracker Corporation of America

10.53*(8) 2000  Stock  Wage  and  Fee  Payment  Plan

23.1*(10) Consent  of  J.  L.  Stephan  Co.,  P.  C.

23.2*(10) Consent  of  Hirsch  Silberstein  &  Subelsky,  P.C.

24.1      Power  of  Attorney

27        Financial Data Schedule, for the three months ended June 30, 2000

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

*(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 2000 (filed July 17, 2000).


(B)     REPORTS  ON  FORM  8-K

     No reports were filed on Form 8-K with the SEC for the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

          Date:  August  14,  2000               THE  TRACKER  CORPORATION
                                                 OF  AMERICA,  a  Delaware
                                                 corporation


                                                 By: /s/ Bruce  I.  Lewis
                                                    ----------------------------
                                                         Bruce  I.  Lewis
                                                         Chief Executive Officer