Form 10QSB
period 2000-09-30
TRACKER CORP OF AMERICA
filed 2000-11-17
CIK 789853

DATE  FILED:  NOVEMBER 17, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ____________

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For  the  quarterly  period  year  ended  SEPTEMBER 30, 2000,  or
                                            ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For  the  transition  period  from  _______________  to  __________________

                    Commission file number 0- required 24944
                                           --          -----

                    THE TRACKER CORPORATION OF AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                              86-0767918
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

1120 FINCH AVENUE WEST, SUITE 303, NORTH YORK, ONTARIO, CANADA        M3J3H8
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                      (Zip Code)

Registrant's  Telephone  Number,  Including  Area  Code       (416) 663-8222
                                                        ------------------------

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

     Classes of Common Stock                    Outstanding at November 10, 2000
     -----------------------                    --------------------------------

     Common  Stock,  $0.001  par  value                         59,395,259
     Class B Common Stock, $0.00000007 par value                         0

                       THE TRACKER CORPORATION OF AMERICA

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART  I.   FINANCIAL  INFORMATION

Item  1.   Financial  Statements                                              1

           Consolidated  Balance  Sheet  as of  September  30, 2000
           and  March  31,  2000                                              2

           Consolidated  Statement  of  Operations  for  the  three
           and  six  months  ended  September  30,  2000  and  1999
           and  for  the  period  from   May  6,  1993  (inception)
           through  September  30,  2000                                      3

           Consolidated Statement  of Cash Flows for the three  and
           six  months  ended  September  30,  2000  and  1999  and
           for  the  period from May  6,  1993  (inception) through
           September  30,  2000                                               4

           Notes  to  Financial  Statements                                   5

Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition  and  Results  of  Operations                            9

PART II.   OTHER INFORMATION

Item  3.   Defaults  Upon  Senior  Securities                                14

Item  6.   Exhibits  and  Reports  on  Form  8-K                             14

                           PART I FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS (UNAUDITED)


                               THE TRACKER CORPORATION OF AMERICA
                                 (A Development Stage Company)
---------------------------------------------------------------------------------------------------------

                                  CONSOLIDATED BALANCE SHEET
                                  --------------------------

                                            ASSETS
                                                                                SEPT.30       MARCH 31,
                                                                                 2000           2000
                                                                             -------------  -------------
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                  $     81,549   $    497,749
  ACCOUNTS RECEIVABLE                                                                   -              -
  DEFERRED CHARGES                                                                 67,790        114,065
                                                                             -------------  -------------
       TOTAL CURRENT ASSETS                                                       149,339        611,814

DUE FROM SHAREHOLDERS                                                               1,434          1,434
DEFERRED CHARGES                                                                        -         21,514
PROPERTY AND EQUIPMENT (NET)                                                                           -
                                                                             -------------  -------------

       TOTAL ASSETS                                                          $    150,774   $    634,763
                                                                             =============  =============

                         LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                           $    470,660   $    434,223
  ACCRUED LIABILITIES                                                             596,139        487,114
  DUE TO RELATED PARTIES                                                            2,922         13,324
  DEFERRED REVENUE                                                                107,622        192,135
  CONVERTIBLE BRIDGE NOTES                                                      2,200,000      1,700,000
  DEBENTURE PAYABLE                                                                31,809         31,809
  CONVERTIBLE DEBENTURES                                                          465,790        465,790
                                                                             ----------------------------
       TOTAL CURRENT LIABILITIES                                                3,874,941      3,324,394


DEFERRED REVENUE                                                                        -         23,109

COMMITMENTS (NOTE 12)

SHAREHOLDERS' DEFICIENCY
   COMMON STOCK, $.001PAR VALUE, 90,000,000 SHARES AUTHORIZED,
    56,627,509 (50,388,579 - MARCH 31, 1999) SHARES ISSUED AND OUTSTANDING         56,628         56,628

   CONVERTIBLE SENIOR PREFERRED STOCK, $.001 PAR VALUE, 6,500,000 SHARES
    AUTHORIZED, NIL ISSUED AND OUTSTANDING                                                             -

  CLASS B VOTING COMMON STOCK, $0.00000007 PAR VALUE, 20,000,000
    SHARES AUTHORIZED, 793,594  (1,072,994 - MARCH 31, 1999) ISSUED
    AND OUTSTANDING                                                                                    -

  PAID-IN CAPITAL                                                              16,908,378     16,981,878
  OTHER CAPITAL                                                                   (60,000)       (60,000)
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                            (20,502,906)   (19,564,979)
  COMPREHENSIVE INCOME (NOTE 3)                                                  (126,267)      (126,267)
                                                                             -------------  -------------

    TOTAL SHAREHOLDERS' DEFICIT                                                (3,724,167)    (2,712,741)
                                                                             -------------  -------------

    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                              $    150,774   $    634,763
                                                                             =============  =============

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                                               THE TRACKER CORPORATION OF AMERICA
                                                  (A Development Stage Company)
-------------------------------------------------------------------------------------------------------------------------------
                                             CONSOLIDATED STATEMENT OF OPERATIONS

                                                     FOR 3 MONTHS                  FOR 6 MONTHS     FROM INCEPTION (MAY 6, 1993)
                                                 ENDING SEPTEMBER 30           ENDING SEPTEMBER 30    THROUGH SEPTEMBER 30/00
                                              --------------------------  --------------------------  ------------------------
                                                  2000          1999          2000          1999                  2000
                                              ------------  ------------  ------------  ------------  ------------------------
REVENUE                                       $        98   $    21,102   $    14,349   $    54,885   $               433,694

COST OF SALES                                          57         3,163         9,446         5,461                   171,981
                                              ------------  ------------  ------------  ------------  ------------------------

GROSS PROFIT                                           40        17,939         4,903        49,424                   261,713
                                              ------------  ------------  ------------  ------------  ------------------------

DEVELOPMENT COSTS
  OPERATIONAL                                      56,206        39,050       122,407       125,576                 3,166,642
  INFORMATION SYSTEMS                             108,592        30,952       170,513        44,356                 1,643,182
  SALES AND MARKETING                             163,780        51,325       342,345        81,538                 5,147,150
  GENERAL AND ADMINISTRATIVE                      173,082       140,071       347,397       170,254                13,066,569
                                              ------------  ------------  ------------  ------------  ------------------------

TOTAL DEVELOPMENT COSTS                           501,660       261,398       982,663       421,724                23,023,543

GAIN(LOSS) FROM CONTINUING OPERATIONS            (501,619)     (243,459)     (977,759)     (372,300)              (22,761,830)

GAIN(LOSS) FROM DISCONTINUED OPERATIONS
  GAIN FROM OPERATION                              19,916        37,090        39,832        38,600                 4,684,179
  GAIN (LOSS) ON DISPOSAL OF CPS SEGMENT                -             -             -             -                  (157,088)
                                              ------------  ------------  ------------  ------------  ------------------------
                                                   19,916        37,090        39,832        38,600                 4,527,091
                                              ------------  ------------  ------------  ------------  ------------------------

NET PROFIT (LOSS) APPLICABLE TO COMMON STOCK  $  (481,703)  $  (206,369)  $  (937,927)  $  (333,700)  $           (18,234,739)
                                              ============  ============  ============  ============  ========================


PROFIT (LOSS) PER SHARE OF COMMON STOCK

LOSS FROM CONTINUING OPERATIONS               $     (0.01)  $     (0.00)  $     (0.02)  $     (0.01)  $                 (1.04)

GAIN (LOSS) FROM DISCONTINUED OPERATION              0.00          0.00          0.00          0.00                      0.21
                                              ------------  ------------  ------------  ------------  ------------------------

NET LOSS                                      $     (0.01)  $     (0.00)  $     (0.02)  $     (0.01)  $                 (0.82)
                                              ============  ============  ============  ============  ========================

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                 56,627,509    51,855,246    56,627,509    51,855,246                21,933,636
                                              ============  ============  ============  ============  ========================

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                                               THE TRACKER CORPORATION OF AMERICA
                                                  (A Development Stage Company)
--------------------------------------------------------------------------------------------------------------------------------

                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                             ------------------------------------

                                                                    From  inception
                                                                     (May 6, 1993)     For 6 months ended    For 6 months ended
                                                                    through Sept.30       September 30          September 30
                                                                         2000                 2000                  1999
                                                                   -----------------  --------------------  --------------------
Cash flows from (used in) operating activities:
  Net loss                                                             ($20,502,906)  $          (937,927)            ($333,700)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation                                                            380,019                     -                     -
    Loss on sale of long-term investment                                     13,414                     -                     -
    Rent, consulting and marketing services, employee                       571,900                     -                     -
    Compensation settled via the issuance of company shares               5,284,144                     -                     -
    Changes in assets and liabilities:
        Prepaid expenses and deposits                                       (17,273)                    -                     -
        Accounts receivable                                                       -                     -                     -
        Deferred charges                                                    (67,790)               67,789                97,843
        Deferred revenue                                                    107,623              (107,621)               60,220
        Due to related parties                                                2,922               (10,402)              (98,820)
        Accounts payable and accrued liabilities                          1,081,443               145,461              (294,892)
                                                                   -----------------  --------------------  --------------------

  Net cash used in operating activities                                 (13,146,504)             (842,700)             (569,348)
                                                                   -----------------  --------------------  --------------------

Cash flows from (used in) investing activities:
  Acquisition of fixed assets                                                 6,028                     -                     -
  Loan to shareholders                                                     (357,847)                    -                     -
  Repayment of loans to shareholders                                        356,412                     -                     -
  Note receivable                                                          (200,317)                    -                     -
  Repayment of note receivable                                              200,317                     -                     -
  Long-term investment                                                   (2,301,372)                    -                     -
  Unwind of long-term investment                                          2,287,958                     -                     -
                                                                   -----------------  --------------------  --------------------

  Net cash from (used in) investing activities                               (8,821)                    -                     -
                                                                   -----------------  --------------------  --------------------

Cash flows from (used in) financing activities:
  Issuance of common shares                                              10,369,677               (73,500)                    -
  Issuance of preferred shares                                            1,050,000                     -                     -
  Issuance of convertible subordinated debentures                         2,189,529                     -                     -
  Repayment of debentures and convertible subordinated debentures          (307,401)                    -                     -
  Issuance of convertible bridge notes                                    2,200,000               500,000             1,000,000
  Share issue costs                                                      (1,684,735)                    -              (149,280)
                                                                   -----------------  --------------------  --------------------
  Net cash from (used in) financing activities                           13,817,070               426,500               850,720
                                                                   -----------------  --------------------  --------------------

Effect of exchange rate changes                                            (580,196)                    -                     -

Increase (decrease) in cash and cash equivalents during                      81,549              (416,201)              281,372
  the period

Cash and cash equivalents, beginning of period                                    -               497,749                     -
                                                                   -----------------  --------------------  --------------------

Cash and cash equivalents, end of period                           $         81,549   $            81,549   $           281,372
                                                                   =================  ====================  ====================

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

NOTE  5  -  DUE  TO  RELATED  PARTIES:
--------------------------------------

     Global Tracker Corporation has incurred expenses on behalf of the Company. The balance represents un-reimbursed portion of these expenses.

NOTE  6  -  DEFERRED  CHARGES:
------------------------------

     Deferred  charges  consist  of  the  following:

                                                          Sept. 30,   March 31,
                                                             2000        2000
                                                          ----------  ----------
Current:
Deferred sales commission (net of cancellation reserve)   $   44,704  $   80,309

Other                                                         23,086      33,756
                                                          ----------  ----------
                                                          $   67,790  $  114,065
                                                          ----------  ----------
Long term:
Deferred sales' commission (net of cancellation reserve)  $      nil  $    9,099

Other                                                            nil      12,415
                                                          ----------  ----------
                                                          $      nil  $   21,514
                                                          ----------  ----------

NOTE  7  -  PROPERTY  AND  EQUIPMENT:
-------------------------------------

     We currently lease all of our equipment from Global Tracker under short-term agreements classified as operating leases. Lease payments are expensed as incurred. The lease expense for the period was $10,876. See Note 1.

NOTE  8  -  ACCRUED  LIABILITIES:
---------------------------------

Accrued liabilities comprise the following:
                                             Sept. 30,   March 31,
                                                2000        2000
                                             ----------  ----------

Interest expense for convertible debentures  $  341,204  $  267,114
Others                                          254,935     220,000
                                             ----------  ----------
                                             $  596,139  $  487,114
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

RESULTS  OF  OPERATIONS

QUARTER  ENDED  SEPTEMBER  30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

     REVENUES. Revenues from our personal property registration kits decreased by 99% to $98 for the three months ended September 30, 2000 compared to $21,102 for the three months ended September 30, 1999. The decrease in revenues was primarily due to our total shift in emphasis from sales of personal property registration kits to the development of new products and services. We expect revenue to increase due to our roll out of new products and services.

     COSTS OF SALES. Costs of sales decreased by 98% to $57 for the three months ended September 30, 2000 compared to $3,163 for the three months ended September 30, 1999. We expect cost of sales to increase in accordance with our expected improvement in revenue.

     OPERATIONAL. Operational costs increased by 43% to $56,206 for the three months ended September 30, 2000 compared to $39,050 for the three months ended September 30, 1999. This increase reflects our efforts to build an infrastructure to support our development and roll out of new products and services. We expect these costs to increase over the next quarter.

     INFORMATION SYSTEMS. Information systems costs increased by 251% to $108,592 for the three months ended September 30, 2000 compared to $30,952 for the three months ended September 30, 1999. We expect these costs to continue to increase as we explore e-commerce applications for our products and services.

     SALES AND MARKETING. Sales and marketing expenses increased by 219% to $163,780 for the three months ended September 30, 2000 compared to $51,325 for the three months ended September 30, 1999. This increase in sales and marketing expenses reflects the increase in costs associated with the development and proof of concept of new marketing ideas. Until we find a significant market niche for our products and services, we expect these expenses to continue to grow if our cash flow allows it.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 24% to $173,082 for the three months ended September 30, 2000 compared to $140,071 for the three months ended September 30, 1999. The increase in general and administrative expenses primarily resulted from the necessity to build an infrastructure to support our development of new products and services. These costs are expected to slightly increase as we continue to build infrastructure to support new sales initiatives.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES. Revenues from our personal property registration kits decreased by 74% to $14,349 for the six months ended September 30, 2000 compared to $54,885 for the six months ended September 30, 1999. The decrease in revenues was primarily due to our shift in emphasis from sales of personal property registration kits to the development of new products and services.

     COSTS OF SALES. Costs of sales increased by 73% to $9,446 for the six months ended September 30, 2000 compared to $5,461 for the six months ended September 30, 1999. We expect cost of sales to increase in accordance with our expected improvement in revenue.

     OPERATIONAL. Operational costs decreased by 3% to $122,407 for the six months ended September 30, 2000 compared to $125,576 for the six months ended September 30, 1999. We expect these costs to increase over the next quarter.

     INFORMATION SYSTEMS. Information systems costs increased by 284% to $170,513 for the six months ended September 30, 2000 compared to $44,356 for the six months ended September 30, 1999. We expect these costs to continue to increase as we explore e-commerce applications for our products and services.

     SALES AND MARKETING. Sales and marketing expenses increased by 320% to $342,345 for the six months ended September 30, 2000 compared to $81,538 for the six months ended September 30, 1999. This increase in sales and marketing expenses reflects the increase in costs associated with the development as well as proof of concept of new marketing ideas. Until we find a significant market niche for our products and services, we expect these expenses to continue to grow if our cash flow allows it.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 104% to $347,397 for the six months ended September 30, 2000 compared to $170,254 for the six months ended September 30, 1999. The increase in general and administrative expenses primarily resulted from the necessity to build an infrastructure to support our development of new products and services.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From our inception, we have primarily financed our operations through funds generated from the sale of capital stock, notes and debentures. Our losses since inception total approximately $20,502,906 as of September 30, 2000. Since August 1999, we have received approximately $1,400,000 in venture capital funding from off shore investors through the issuance of convertible bridge financing notes and associated warrants. We have used these funds primarily to fund the development of our new products and services. We plan to immediately convert these notes into common stock upon the registration of the underlying common stock to the notes and warrants. Thereafter, we may call, and the security holders may exercise, the outstanding warrants. We estimate that we could receive up to an additional $1,500,000 through the exercise of the warrants over the next twelve months.

     As of September 30, 2000, we are in default under the terms of our convertible debentures in the principal amount of $475,790 plus accrued interest at 15% per annum. Under the default, the debenture holders have the same rights as any unsecured creditor. Based on preliminary negotiations, we believe that some of the debenture holders are still inclined to convert the outstanding debt into common stock. We estimate the balance will be retired over the next twenty-four months through either conversion or future income streams. Our financial statements presently account for the fact that the debenture holders will not convert the outstanding debt. Consequently, if they do decide to convert their debt into common stock, our liquidity will improve.

     We are in default under a three-year real property lease that commenced on May 15, 1997. The lease requires an annual payment of $41,772. We negotiated a final settlement in the amount of $10,000, which currently remains unpaid.

     Our operating activities have used cash in each of the last two fiscal years. Cash used in operating activities totaled $842,700 and $569,348 for the six months ended September 30, 2000 and 1999, respectively. This resulted from net losses of $937,927 and $333,700 for the six months ended September 30, 2000 and 1999, respectively.

     Cash from investing activities was $NIL and $NIL for the six months ended September 30, 2000 and 1999, respectively.

     Cash provided by financing activities amounted to $426,500 and $850,720 for the six months ended September 30, 2000 and 1999, respectively. During the six months ended September 30, 2000, we received $500,000 from the issuance of convertible bridge notes less $73,500 in share issue costs which are reflected as a reduction in paid up capital. During the six months ended September 30, 1999, we received $1,000,000 from the issuance of convertible bridge notes less $149,280 in share issue costs.

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

                                     PART II

                                OTHER INFORMATION

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     As of September 30, 2000, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790, plus accrued interest.

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

10.38****  Agreement dated July 1, 1998 between The Global Tracker Corporation and
           Warrantech Additive, Inc.

10.39****  License Agreement dated as of July 30, 1998 between The Global Tracker Corporation and the Tracker Corporation of America

10.41***** Employment Agreement dated December 18, 1998 between Bruce I. Lewis and The
           Tracker Corporation of America

10.42***** Employment Agreement dated December 18, 1998 between Jay S. Stulberg and The
           Tracker Corporation of America

10.43***** Letter Agreement dated May 18, 1999 between Symbol Technologies, Inc. and The
           Tracker Corporation of America

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


10.52*(7)  Incentive Stock Option Award Agreement dated December 31, 1999 between Tizio
           Panara and The Tracker Corporation of America

10.53*(8)  2000 Stock Wage and Fee Payment Plan

23.1*(10)  Consent of J. L. Stephan Co., P. C.

23.2*(10)  Consent of Hirsch Silberstein & Subelsky, P.C.

24.1       Power of Attorney

27         Financial Data Schedule, for the three months ended September 30, 2000
-----------

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

          Date:  November 17, 2000                 THE  TRACKER  CORPORATION
                                                   OF  AMERICA,  a  Delaware
                                                   corporation


                                                   By:  /s/  Bruce  I.  Lewis
                                                      --------------------------
                                                   Bruce  I.  Lewis
                                                   Chief  Executive  Officer