Form 10QSB
period 2000-12-31
TRACKER CORP OF AMERICA
filed 2001-02-14
CIK 789853

Date Filed: February 14, 2001


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  ------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period year ended December 31, 2000, or
                                      -----------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

  For the transition period from _______________ to ____________________

                    Commission file number 0- required 24944
                                           --          -----

                    THE TRACKER CORPORATION OF AMERICA, INC.
     ---------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                                  86-0767918
--------------------------------                             -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



1120 Finch Avenue West, Suite 303, North York, Ontario, Canada         M3J 3H8
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)



Registrant's Telephone Number, Including Area Code  (416) 663-8222
                                                   ----------------


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

Classes of Common Stock                         Outstanding at February 12, 2001
-----------------------                         --------------------------------
Common Stock, $0.001 par value                               73,243,304
Class B Common Stock, $0.00000007 par value                           0

                       THE TRACKER CORPORATION OF AMERICA

                                     INDEX
                                     -----




                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                                1

          Consolidated Balance Sheet as of December 31, 2000
          and March 31, 2000                                                  2

          Consolidated Statement of Operations for the three and nine months ended December 31, 2000 and 1999 and for the period
          from May 6, 1993 (inception) through December 31, 2000              3

          Consolidated Statement of Cash Flows for the three and nine months ended December 31, 2000 and 1999 and for the period from
          May 6, 1993 (inception) through , 2000                              4

          Notes to Financial Statements                                       5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9

PART II.  OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities                                    14

Item 6.   Exhibits and Reports on Form 8-K                                   14

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                                     THE TRACKER CORPORATION OF AMERICA
                                       ( A Development Stage Company)
                                       ------------------------------

                                         CONSOLIDATED BALANCE SHEET
                                         --------------------------

                                                   Assets
                                                                              December 31,     March 31,
                                                                                  2000            2000
                                                                             -------------   -------------
Current assets
  Cash and cash equivalents                                                  $     45,067    $    497,749
  Accounts receivable                                                                --              --
  Deferred charges                                                                 33,896         114,065
                                                                             -------------   -------------
       Total current assets                                                        78,963         611,814

Due from shareholders                                                               1,434           1,434
Deferred charges                                                                     --            21,514
Property and equipment (net)                                                                          --
                                                                             -------------   -------------

       Total assets                                                          $     80,397    $    634,763
                                                                             =============   =============
                                     Liabilities & Shareholders' Deficit


Current liabilities
  Accounts payable                                                           $    465,958    $    434,223
  Accrued liabilities                                                             687,458         487,114
  Due to related parties                                                          (25,878)         13,324
  Deferred revenue                                                                 53,812         192,135
  Convertible bridge notes                                                      2,020,000       1,700,000
  Debenture payable                                                                31,809          31,809
  Convertible debentures                                                          465,790         465,790
                                                                             -------------   -------------
       Total current liabilities                                                3,698,948       3,324,394


Deferred revenue                                                                     --            23,109

Commitments (Note 12)

Shareholders' deficiency
   Common stock, $.001par value, 90,000,000 shares authorized,

    66,540,186 (50,388,579 - March 31, 1999) shares issued and outstanding         66,510          56,628

   Convertible senior preferred stock, $.001 par value, 6,500,000 shares
    authorized, NIL issued and outstanding                                                            --

  Class B voting common stock, $0.00000007 par value, 20,000,000 shares authorized, 763,593  (1,072,994 - March 31, 1999) issued
    and outstanding                                                                                   --

  Paid-in capital                                                              17,569,347      16,981,878
  Other capital                                                                   (60,000)        (60,000)
  Deficit accumulated during the development stage                            (21,068,140)    (19,564,979)
  Comprehensive income (Note 3)                                                  (126,267)       (126,267)
                                                                             -------------   -------------
    Total shareholders' deficit                                                (3,618,551)     (2,712,741)
                                                                             -------------   -------------
    Total liabilities and shareholders' deficit                              $     80,397    $    634,763
                                                                             =============   =============



The accompanying notes are an integral part of these consolidated financial statements.



                                           THE TRACKER CORPORATION OF AMERICA
                                             ( A Development Stage Company)
                                             ------------------------------

                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                          ------------------------------------

                                                                                                                From Inception
                                                          For 3 months                For 9 months         (May 6, 1993) through
                                                      ending December 31            ending December 31        December 31/2000

                                                   2000            1999             2000            1999            2000
                                               -------------   -------------   -------------   -------------   -------------

Revenue                                        $        965    $        176    $     15,314    $     55,061    $    434,561

Cost of sales                                           584             102          10,030           5,563         172,508
                                               -------------   -------------   -------------   -------------   -------------
Gross profit                                            381              74           5,284          49,498         262,053
                                               -------------   -------------   -------------   -------------   -------------
Development costs
  Operational                                        32,575          72,257         154,982         197,833       3,143,011
  Information systems                                55,353          21,671         225,866          66,027       1,589,943
  Sales and marketing                               226,157          99,236         568,502         180,774       5,209,527
  General and administrative                        271,446         122,976         618,843         293,230      13,164,933
                                               -------------   -------------   -------------   -------------   -------------
Total development costs                             585,531         316,140       1,568,194         737,864      23,107,414

Gain(Loss) from continuing operations              (585,150)       (316,066)     (1,562,910)       (688,366)    (22,845,361)

Gain(Loss) from Discontinued operations
  Gain from operation                                19,916          19,262          59,749          57,862       4,684,179
  Gain (loss) on disposal of CPS segment               --              --              --              --          (157,088)
                                               -------------   -------------   -------------   -------------   -------------
                                                     19,916          19,262          59,749          57,862       4,527,091
                                               -------------   -------------   -------------   -------------   -------------

Net profit (loss) applicable to common stock   $   (565,234)   $   (296,804)   $ (1,503,161)   $   (630,504)   $(18,318,270)
                                               =============   =============   =============   =============   =============


Profit (Loss) per share of common stock

Loss from continuing operations                $      (0.01)   $      (0.01)   $      (0.03)   $      (0.01)   $      (0.98)

Gain (loss) from discontinued operation                0.00            0.00            0.00            0.00            0.20
                                               -------------   -------------   -------------   -------------   -------------
Net loss                                       $      (0.01)   $      (0.01)   $      (0.03)   $      (0.01)   $      (0.78)
                                               =============   =============   =============   =============   =============
Weighted average number of shares
   outstanding                                   60,211,460      52,766,357      57,842,518      52,766,357      23,288,397
                                               =============   =============   =============   =============   =============



The accompanying notes are an integral part of these consolidated financial statements.






                                           THE TRACKER CORPORATION OF AMERICA
                                             ( A Development Stage Company)
                                             ------------------------------


                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ------------------------------------




                                                                           From inception
                                                                            (May 6, 1993)    For 9 months ended  For 9 months ended
                                                                            through Dec.31       December 31        December 31
                                                                                 2000               2000                1999
                                                                            ---------------     -------------      -------------
Cash flows from (used in) operating activities:
  Net loss                                                                  $   (21,068,140)     $ (1,503,161)     $   (630,504)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation                                                                    380,019              --                --
    Loss on sale of long-term investment                                             13,414              --                --
    Rent, consulting and marketing services, employee                               571,900              --                --
    Compensation settled via the issuance of company shares                       5,284,144              --                --
    Changes in assets and liabilities:
        Prepaid expenses and deposits                                               (17,273)             --                --
        Accounts receivable                                                            --                --              97,843
        Deferred charges                                                            (33,896)          101,683            90,323
        Deferred revenue                                                             53,812          (161,432)         (148,186)
        Due to related parties                                                      (25,878)          (39,202)
        Accounts payable and accrued liabilities                                  1,168,060           232,079            21,175
                                                                            ---------------     -------------      -------------
  Net cash used in operating activities                                         (13,673,838)       (1,370,033)         (569,348)
                                                                            ---------------     -------------      -------------
Cash flows from (used in) investing activities:
  Acquisition of fixed assets                                                         6,028              --                --
  Loan to shareholders                                                             (357,847)             --                --
  Repayment of loans to shareholders                                                356,412              --                --
  Note receivable                                                                  (200,317)             --                --
  Repayment of note receivable                                                      200,317              --                --
  Long-term investment                                                           (2,301,372)             --                --
  Unwind of long-term investment                                                  2,287,958              --                --
                                                                            ---------------     -------------      -------------
  Net cash from (used in) investing activities                                       (8,821)             --                --
                                                                            ---------------     -------------      -------------
Cash flows from (used in) financing activities:
  Issuance of common shares                                                      11,040,528           597,351              --
  Issuance of preferred shares                                                    1,050,000              --                --
  Issuance of convertible subordinated debentures                                 2,189,529              --                --
  Repayment of debentures and convertible subordinated debentures                  (307,401)             --                --
  Issuance of convertible bridge notes                                            2,020,000           320,000         1,700,000
  Share issue costs                                                              (1,684,735)             --            (247,682)
                                                                            ---------------     -------------      -------------
  Net cash from (used in) financing activities                                   14,307,921           917,351         1,452,318
                                                                            ---------------     -------------      -------------
Effect of exchange rate changes                                                    (580,196)             --                --

Increase (decrease) in cash and cash equivalents during                              45,067          (452,682)          882,970
  the period

Cash and cash equivalents, beginning of period                                         --             497,749              --
                                                                            ---------------     -------------      -------------
Cash and cash equivalents, end of period                                    $        45,067      $     45,067      $    882,970
                                                                            ===============     =============      =============
Supplemental schedule of noncash financing activities
  The Company issued certain shares of its Class B voting common stock for service and for nominal values
  See Consolidated Statement of Shareholders' Equity (Deficit)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES AND CORPORATE HISTORY:
---------------------------------------------------------------------------

     The Tracker Corporation of America has been in the development stage since formation. We primarily market, sell and operate a personal property marking and monitoring system we developed that utilizes advanced bar code and laser scanning technology to create an identification device that interfaces with a computer database and scanning network. We also sell, install and support corporate asset tracking management software.

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

NOTE 2 - GOING CONCERN:
-----------------------

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------------

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

NOTE 4 - DUE FROM SHAREHOLDERS:
-------------------------------

     Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE 5 - DUE TO RELATED PARTIES:
--------------------------------

     Global Tracker Corporation has incurred expenses on behalf of the Company. The balance represents un-reimbursed portion of these expenses.

NOTE 6 - DEFERRED CHARGES:
--------------------------

          Deferred charges consist of the following:

                                                            Dec. 31,   March 31,
                                                              2000       2000
                                                            --------   ---------
Current:
Deferred sales commission (net of cancellation reserve)     $ 22,352   $  80,309

Other                                                         11,543      33,756
                                                            --------   ---------
                                                            $ 33,896   $ 114,065
                                                            --------   ---------
Long term:
Deferred sales' commission (net of cancellation reserve)    $    Nil   $   9,099

Other                                                            Nil      12,415
                                                            --------   ---------
                                                            $    Nil   $  21,514
                                                            --------   ---------

NOTE 7 - PROPERTY AND EQUIPMENT:
--------------------------------

     We currently lease all of our equipment from Global Tracker under short-term agreements classified as operating leases. Lease payments are expensed as incurred. The lease expense for the period was $10,876. See Note 1.



NOTE 8 - ACCRUED LIABILITIES:
-----------------------------

Accrued liabilities comprise the following:
                                                            Dec. 31,   March 31,
                                                             2000        2000
                                                         -----------  ----------


Interest expense for convertible debentures              $   465,790  $  267,114
Others                                                       221,668     220,000
                                                         -----------  ----------
                                                         $   687,458  $  487,114
                                                         ===========  ==========


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

     We believe the societal trend towards using the internet for purchasing goods and services will have a positive effect on our future financial results through enhanced sales and a reduction in costs. In April 2000, we upgraded our website to enable e-commerce applications for the sale of our products and services. The website enables existing customers to upgrade our applications as well as their own customer profiles. We will reduce costs through the introduction of web-based activation of our tags and labels by end users and resellers.

     We are presently focusing our resources on the test marketing and refinement of our products and services. During the past two fiscal years ended we spent $3,325,683 on development costs. The associated costs may have a detrimental effect on our short-term financial results and cash flow. However, these costs are necessary to our commercial viability.

     Given our current focus on test marketing rather than sales, we have no source of current income. Although our agreements with Warrantech, Plan Group and Sony may prove fruitful in the future, we are not currently generating any income from them. Similarly, we are not generating any income from the bicycle or pet identification programs. Furthermore, our future success is largely dependent on the retention of Symbol Technologies as our supplier of portable bar-code scanning equipment. Because we have not satisfied Symbol's minimum annual purchase requirements to date, we cannot guarantee Symbol will support our sales effort in accordance with our agreement. The termination of the Symbol contract would directly affect our general viability as a going concern.

Overview

Treatment of Discontinued Operations

     Our profit and loss from discontinued  operations  appears as a single line item in our statement of operations as required by generally accepted accounting principals. The balance of deferred revenue and expenses from our discontinued operations appearing on our balance sheet will be written off over the balance of this year and will continue to appear as a single line item on our statement of operations. Consequently, the only future impact of activities related to discontinued operations will be the recognition of deferred revenue and deferred charges. Their impact on our overall financial performance is not material to our present and future financial performance. As such, we limit our discussion in this section to only continuing operations.

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

Information Systems

     The costs associated with information systems primarily relate to our efforts to develop new products as well as maintain and update our operational systems to be year 2000 compliant.

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

Results of Operations

Quarter Ended December 31, 2000 Compared To Quarter Ended December 31, 1999

     Revenues. Revenues from our personal property registration kits increased by 448% to $965 for the three months ended December 31, 2000 compared to $176 for the three months ended December 31, 1999. The increase in revenues is not significant as we continue to focus on the development and test marketing of new products and services. We expect revenue to increase due to our roll out of new products and services.

     Costs of Sales. Costs of sales increased by 473% to $584 for the three months ended December 31, 2000 compared to $102 for the three months ended December 31, 1999. We expect cost of sales to increase in accordance with our expected improvement in revenue.

     Operational. Operational costs decreased by decreased by 57%to $32,575 for the three months ended December 31, 2000 compared to $72,257 for the three months ended December 31, 1999. This decrease reflects our efforts to maintain service for existing customers while focusing the balance of our resources into test marketing and of new products and services. We expect these costs to increase over the next quarter as we start to rebuild our customer base.

     Information Systems. Information systems costs increased by 156% to $55,353 for the three months ended December 31, 2000 compared to $21,671 for the three months ended December 31, 1999. We expect these costs to continue to increase as we explore e-commerce applications for our products and services.

     Sales and Marketing. Sales and marketing expenses increased by 128% to $226,157 for the three months ended December 31, 2000 compared to $99,236 for the three months ended December 31, 1999. This increase in sales and marketing expenses reflects the increase in costs associated with the development and proof of concept of new marketing ideas. Until we find a significant market niche for our products and services, we expect these expenses to continue to grow if our cash flow allows it.

     General and Administrative. General and administrative expenses increased by 121% to $271,446 for the three months ended December 31, 2000 compared to $122,976 for the three months ended December 31, 1999. The increase in general and administrative expenses primarily resulted from the additional financing costs resulting from convertible bridge financing arranged to allow us to to build an infrastructure to support our development of new products and services. These costs are expected to decrease with the expected conversion of the bridge notes.

Nine Months Ended December 31, 2000 Compared To Nine Months Ended December 31, 1999

     Revenues. Revenues from our personal property registration kits decreased by 72% to $15,314 for the nine months ended December 31, 2000 compared to $55,061 for the nine months ended December 31, 1999. The decrease in revenues was primarily due to our shift in emphasis from sales of personal property registration kits to the development of new products and services.

     Costs of Sales. Costs of sales increased by 80% to $10,030 for the nine months ended December 31, 2000 compared to $5,563 for the nine months ended December 31, 1999. We expect cost of sales to increase in accordance with our expected improvement in revenue.

     Operational. Operational costs decreased by 22%to $154,982 for the nine months ended December 31, 2000 compared to $197,833 for the nine months ended December 31, 1999. We expect these costs to increase over the next quarter.

     Information Systems. Information systems costs increased by 242% to $225,866 for the nine months ended December 31, 2000 compared to $66,027 for the nine months ended December 31, 1999. We expect these costs to continue to increase as we explore e-commerce applications for our products and services.

     Sales and Marketing. Sales and marketing expenses increased by 215% to $568,502 for the nine months ended December 31, 2000 compared to $180,744 for the nine months ended December 31, 1999. This increase in sales and marketing expenses reflects the increase in costs associated with the development as well as proof of concept of new marketing ideas. Until we find a significant market niche for our products and services, we expect these expenses to continue to grow if our cash flow allows it.

     General and Administrative. General and administrative expenses increased by 111% to $618,843 for the nine months ended December 31, 2000 compared to $293,230 for the nine months ended December 31, 1999. The increase in general and administrative expenses primarily resulted from the new financing costs as well as the necessity to build an infrastructure to support our development of new products and services.

Liquidity and Capital Resources

     From our inception, we have primarily financed our operations through funds generated from the sale of capital stock, notes and debentures. Our losses since inception total approximately $18,318,270 as of December 31, 2000. Since August 1999, we have received approximately $2,220,000 in venture capital funding from off shore investors through the issuance of convertible bridge financing notes and associated warrants. We have used these funds primarily to fund the development of our new products and services. We plan to continue converting these notes into common stock upon the registration of the underlying common stock to the notes and warrants. Thereafter, we may call, and the security holders may exercise, the outstanding warrants. We estimate that we could receive up to an additional $1,200,000 through the exercise of the warrants over the next twelve months.

     As of December 31, 2000, we are in default under the terms of our convertible debentures in the principal amount of $475,790 plus accrued interest at 15% per annum. Under the default, the debenture holders have the same rights as any unsecured creditor. Based on preliminary negotiations, we believe that some of the debenture holders are still inclined to convert the outstanding debt into common stock. We estimate the balance will be retired over the next thirty-six months through either conversion or future income streams. Our financial statements presently account for the fact that the debenture holders will not convert the outstanding debt. Consequently, if they do decide to convert their debt into common stock, our liquidity will improve.

     We are in default under a three-year real property lease that commenced on May 15, 1997. The lease requires an annual payment of $41,772. We negotiated a final settlement in the amount of $10,000, which currently remains unpaid.

     Our operating activities have used cash in each of the last two fiscal years. Cash used in operating activities totaled $1,370,033 and $569,348 for the nine months ended December 31, 2000 and 1999, respectively. This resulted from net losses of $1,503,161 and $630,504 for the nine months ended December 310, 2000 and 1999, respectively.

     Cash from investing activities was $NIL and $NIL for the nine months ended December 31, 2000 and 1999, respectively.

     Cash provided by financing activities amounted to $917,351 and $1,452,318 for the nine months ended December 31, 2000 and 1999, respectively. During the nine months ended December 31 , 2000, we received $520,000 from the issuance of convertible bridge notes less $73,500 in share issue costs which are reflected as a reduction in paid up capital. During the nine months ended December 31, 1999, we received $1,700,000 from the issuance of convertible bridge notes less $221,000 in share issue costs.

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

                                     PART II

                                OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

     As of December 31, 2000, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790, plus accrued interest.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Number              Description
-----               -----------
2.1+                Reorganization  Agreement  Among Ultra  Capital  Corp.  (the
                    predecessor  of the  Registrant),  Jeff W.  Holmes,  R. Kirk
                    Blosch and the Tracker Corporation dated May 26, 1994, as amended by Amendment Number One dated June 16, 1994,
                    Amendment  Number Two dated  June 24,  1994,  and  Amendment
                    Number Three dated June 30, 1994, Extension of Closing dated
                    June 23, 1994, and July 11, 1994 letter agreement

2.2+ Agreement and Plan of Merger dated July 1, 1994 between Ultra Capital Corp. (the predecessor of the Registrant) and the Registrant

3.1+ Certificate of Incorporation, as corrected by Certificate of Correction of Certificate of Incorporation dated March 27, 1995, and as amended by Certificate of Amendment to the Certificate of Incorporation dated November 1, 1995, and Certificate of Designation of Rights, Preferences and Privileges of $1,000.00 6% Cumulative Convertible Preferred Stock of the Registrant dated April 19, 1996

3.2+                Bylaws

4.1+                Specimen Common Stock Certificate

10.2+               Discretionary Cash Bonus Arrangement of The Tracker
                    Corporation of America

10.3+ Form of Indemnification Agreement entered into between the Registrant and each of its Directors

10.10+ Right of First Refusal, Co-Sale and Voting Agreement dated March 14, 1994 between The Tracker Corporation of America, Stalia Holdings B.V., I. Bruce Lewis, MJG Management Accounting Services Ltd., Spire Consulting Group, Inc., 1046523 Ontario Limited, Mark J. Gertzbein, Gregg C. Johnson and Jonathan B. Lewis, as confirmed by letter dated June 22, 1994 and Agreement dated July 1994 (contained in
                    Exhibit 9.2)

10.11+ Stock Option Agreement dated March 14, 1994 between The Tracker Corporation of America and Stalia Holdings B.V., as confirmed by letter dated June 22, 1994

10.18+ Letter agreement dated October 5, 1993 between The Tracker Corporation of America and Symbol Technologies, Inc., as amended by letter from The Tracker Corporation of America to Symbol Technologies Canada, Inc. dated November 23, 1995, and letter from Symbol Technologies Canada, Inc. to The Tracker Corporation dated November 27, 1995

10.19+ Assignment World-Wide dated May 12, 1994 from I. Bruce Lewis to the Tracker Corporation of America

10.30++ Letter agreement dated March 22, 1996 between The Tracker Corporation of America and Sony of Canada Ltd.

10.36+++ Agreement dated May 22, 1997 between The Tracker Corporation of America and Schwinn Cycling & Fitness Inc.

10.37+++            Modification Agreement dated May 27, 1997 between
                    The Tracker Corporation of America, Saturn Investments, Inc., I. Bruce Lewis, Mark J. Gertzbein, and
                    Jonathan B. Lewis

10.38++++           Agreement dated July 1, 1998 between The Global Tracker
                    Corporation and Warrantech Additive, Inc.

10.39++++           License  Agreement  dated as of July 30, 1998 between The
                    Global  Tracker  Corporation  and the Tracker Corporation of
                    America

10.41+++++          Employment Agreement dated December 18, 1998 between Bruce
                    I. Lewis and The Tracker  Corporation of America

10.42+++++          Employment Agreement dated December 18, 1998 between Jay S.
                    Stulberg and The Tracker Corporation of America

10.43+++++          Letter Agreement dated May 18, 1999 between Symbol
                    Technologies, Inc. and The Tracker  Corporation of America

10.44++++++         Purchase and Security Agreement dated August 18, 1999

10.45++++++         1994 Amended and Restated Stock Option Plan

10.46+(9)           Placement Agreement dated August 18, 1999 with Sovereign
                    Capital Advisors, LLC.

10.47+(7)           Stock Option Award Agreement dated December 22, 1998
                    between Bruce Lewis and The Tracker Corporation of America

10.48+(7)           Stock Option Award Agreement dated December 22, 1998
                    between Jay Stulberg and The Tracker Corporation of America

10.49+(7)           Non-Qualified Stock Option Award Agreement dated December
                    31, 1999 between Bruce Lewis and The Tracker Corporation of
                    America

10.50+(7)           Non-Qualified Stock Option Award Agreement dated December
                    31, 1999 between Jay Stulberg and The Tracker Corporation of America

10.51+(7)           Incentive Stock Option Award Agreement dated December 31,
                    1999 between Christopher Creed and The Tracker Corporation of America

10.52+(7)           Incentive Stock Option Award Agreement dated December 31,
                    1999 between Tizio Panara and The  Tracker Corporation of
                    America

10.53+(8)           2000 Stock Wage and Fee Payment Plan

23.1+(10)           Consent of J. L. Stephan Co., P. C.

23.2+(10)           Consent of Hirsch Silberstein & Subelsky, P.C.

24.1                Power of Attorney

27                  Financial Data Schedule, for the three months ended
                    December 31, 2000

--------------------

+                   Incorporated by reference from the Registrant's Registration
                    Statement on Form S-1 (No.   33-99686).

++ Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1996 (filed July 15,
                    1996).

+++ Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1997 (filed July 3,
                    1997).

++++ Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1998 (filed November 4,
                    1998).

+++++ Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1999 (filed August 17,
                    1999).

++++++ Incorporated by reference from the Registrant's Amended Quarterly Report on Form 10-QSB dated December 31, 1999 (filed January 11, 2000)

+(7) Incorporated by reference from the Registrant's Registration Statement on Form S-8 concerning the 1994 Amended and Restated Stock Option Plan (filed March 28, 2000)

+(8) Incorporated by reference from the Registrant's Registration Statement on Form S-8 concerning the 2000 Stock Wage and Fee Payment Plan (filed March 28, 2000)

+(9)                Incorporated by reference from the Registrant's
                    Registration Statement on
                    Form SB-2/A (filed July 10, 2000)

+(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 2000 (filed July 17,
                    2000).

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

          Date: February 12, 2001       THE TRACKER CORPORATION
                                        OF AMERICA, a Delaware corporation


                                        By:      /s/ Bruce I. Lewis
                                            ------------------------------------
                                                 Bruce I. Lewis
                                                 Chief Executive Officer