Form 10KSB
period 2001-03-31
TRACKER CORP OF AMERICA
filed 2001-07-16
CIK 789853

Date Filed:  July 16, 2001



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  ------------

                                   FORM 10-KSB


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 2001, or
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________

     Commission file number 0-24944
                            -------

                       THE TRACKER CORPORATION OF AMERICA
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                                86-0767918
         --------                                                ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


1120 Finch Avenue West, Suite 303, North York, Ontario, Canada        M5G 1Z8
--------------------------------------------------------------       ---------
   (Address and Zip Code of Principal Executive Offices)             (Zip Code)


                                 (800) 822-8757
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Yes  [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Our revenues for fiscal year 2001: $17,591

     As of June 30, 2001, there were issued and outstanding 91,914,859 shares of our capital stock, consisting of 91,914,859 shares of common stock, par value $0.001 per share. Non-affiliates hold 88,123,259 shares of our common stock. The aggregate market value of the shares of our common stock held by non-affiliates at such date was $1,762,465 (calculated on the basis of $0.20 per share which was the average of the high bid and low asked quotations for our common stock on the OTC Bulletin Board on June 30, 2001).

     Transitional Small Business Disclosure Format: Yes [ ] No [ x]



                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference. We identify the part of this Form 10-KSB into which the document is incorporated.

     Exhibits 2.1, 2.2, 3.1, 3.2, 4.1, 9.1, 9.2, 10.2, 10.3, 10.10, 10.11, 10.19
and  21.1  to  our  Registration   Statement  on  Form  S-1  (No.  33-99686)  is
incorporated by reference in Part III.

     Exhibit 10.37 to our Annual Report on Form 10-K dated March 31, 1997 (filed July 3, 1997) is incorporated by reference in Part III.

     Exhibit 10.39 to our Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998) is incorporated by reference in Part III.

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

     Exhibit 10.46 to our Registration  Statement on Form SB-2/A (filed July 10,
2000) is incorporated by reference in Part III.

                                TABLE OF CONTENTS



PART I
------

1.       Description of Business                                              1
2.       Description of Property                                              7
3.       Legal Proceedings                                                    7
4.       Submission of Matters to a Vote of Security Holders                  7

PART II
-------

5.       Market for Common Equity and Related Stockholder Matters             7
6.       Management's Discussion and Analysis                                12
7.       Financial Statements                                                17
8.       Changes in and Disagreements With Accountants on Accounting
         And Financial Disclosure                                            17

PART III
--------

9.       Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                18
10.      Executive Compensation                                              20
11.      Security Ownership of Certain Beneficial Owners and Management      22
12.      Certain Relationships and Related Transactions                      23
13.      Exhibits, List and Reports on Form 8-K                              24


SIGNATURES                                                                   28
----------

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                 F-1
-------------------------------------------

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

     Identification Device
     ---------------------

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

     Relational Database
     -------------------

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

     Scanning Network
     ----------------

     We have developed a network consisting of a series of PDF 417-capable scanners. The laser scanner reads the serial number displayed on the identification device and transmits that information to our relational database. Scanners are also utilized with our inventory control and asset management systems.

     Recovery System
     ---------------

     After the scanner reads the identification device, it transfers the data via modem to our central database. We can then notify a user of an item's location and arrange for its retrieval. As of March 31, 2001, utilization of our technology has resulted in over 1300 successful recoveries. While these recoveries demonstrate the effectiveness of the system, to date the system has not generated sufficient sales volume.

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

     Personal Property Registration
     ------------------------------

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

     In February 2001, we entered into an agreement with Warrantech Inc., a United States wholesaler of after market extended warranty products to purchase and resell Tracker's service to their customer base which includes a large retail electronics store component. In June 2001, Warrantech purchased $29,500 of Tracker promotional kits for resale to Brandsmart Inc.

     Business Asset Management
     -------------------------

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

     We recently installed a customized asset tracking management application at Plan Group, a large Canadian electrical contracting company. We plan to present the system to public and private sector clients as a portable solution for asset movement and individual accountability. The asset management system comprises of three components:

     (1)  a desktop multiple document interface application;
     (2)  a portable data collection and audit application; and
     (3) a communication utility that allows for the exchange of data between the desktop and portable device

     We incurred approximately $250,000 in costs to date. These costs are associated with the writing of functional specifications for the applications, the development of desktop applications by third party software developers and the installation and subsequent updates at our alpha and beta site. We estimate the release of the system for sale to the public can provide significant revenue over the next three years.

     Marketing and Distribution

     Our long-term strategy is to introduce applications of our technology in select market niches and establish the system as a dominant brand name. Currently, we have a key return service and a bike registration program.

     We hope to establish credibility and confidence in the marketplace through affiliations, alliances, sponsorships, and promotional programs with well recognized, stable and reputable organizations. We are also marketing our products and services to police departments who have a need to inventory and warehouse lost and stolen bicycles. On March 22, 2001, we entered into a five-year license agreement with the Florida Police Chiefs Foundation to collaborate on a statewide Operation Bicycle Identification Program. This agreement will link our products and services to local and regional law enforcement agencies and is fundamental to the distribution of our products and services.

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

Employees

     As of March 31, 2001 through contractual arrangements with Global Tracker, we employ a total of 15 persons, including two in management, three in administration and accounting, five in operations, including two part-time, three in sales and marketing and two in information systems, one of which is part-time. Our future success will depend in large part on our ability to attract, train and retain highly skilled and qualified personnel.

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

Item 3. Legal Proceedings.

     As of March 31, 2001, we are not a party to any material litigation and are not aware of any pending or threatened litigation that could materially adversely affect our business, operating results or financial condition.

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

Quarter Ended                             High                        Low
-------------                             ----                        ---
March 31, 1999                           $0.1775                     $0.0725
June 30, 1999                            $0.350                      $0.100
September 30, 1999                       $0.400                      $0.180
December 31, 1999                        $0.210                      $0.1025
March 31, 2000                           $0.725                      $0.1025
June 30, 2000                            $0.430                      $0.150
September 30, 2000                       $0.197                      $0.080
December 31, 2000                        $0.180                      $0.031
March 31, 2001                           $0.125                      $0.040

     On March 31, 2001, the high and low bid quotations for our common stock on the OTC Bulletin Board were $0.050 and $0.043, respectively. As of June 30, 2001, there were 91,914,859 shares of common stock outstanding held by approximately 379 holders of record, including broker-dealers and clearing corporations holding common shares on behalf of their customers.

     We have never paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Future earnings, if any, will be retained to fund the development and growth of our business.

     We issued the following securities within the past fiscal year without registering the securities under the Securities Act. All of the issuances occurred without the aid of any underwriters:

1.       SovCap Equity Partners, Ltd.
         Date issued: 10/26/00
         Title of securities: Common Stock
         Amount: 222,463 shares
         Consideration: conversion of $50,000 of convertible bridge notes
         Securities Act exemption: Rule 144 - the notes were held for over one year

         Date issued: 11/13/00
         Title of securities: Common Stock
         Amount: 889,675 shares
         Consideration: exercise of repricing warrants dated 9/26/00
         Securities Act exemption: Rule 144 - notes underlying the warrants held for over 1 year



         Date issued: 3/2/01
         Title of securities: Common Stock
         Amount: 1,094,418 shares
         Consideration: conversion of $100,000 of convertible bridge notes
         Securities Act exemption: Rule 144 - the notes were held for over one year

2.       Correllus International, Ltd.
         Date issued: 10/27/00
         Title of securities: Common Stock
         Amount: 360,232 shares
         Consideration: conversion of $50,000 of convertible bridge notes
         Securities Act exemption: Rule 144 - the notes were held for over one year

         Date issued: 12/22/00
         Title of securities: Common Stock
         Amount: 973,856 shares
         Consideration: exercise of repricing warrants dated 10/27/00
         Securities Act exemption: Rule 144 - notes underlying the warrants held for over 1 year

         Date issued: 1/19/01
         Title of securities: Common Stock
         Amount: 367,642 shares
         Consideration: conversion of $50,000 of convertible bridge notes
         Securities Act exemption: Rule 144 - the notes were held for over one year

         Date issued: 1/23/99
         Title of securities: Common Stock
         Amount: 1,552,423 shares
         Consideration: exercise of repricing warrants dated 1/19/01
         Securities Act exemption: Rule 144 - notes underlying the warrants held for over 1 year

         Date issued: 3/29/01
         Title of securities: Common Stock
         Amount: 382,380 shares
         Consideration: conversion of $50,000 of convertible bridge notes
         Securities Act exemption: Rule 144 - the notes were held for over one year

         Date issued: 3/29/01
         Title of securities: Common Stock
         Amount: 552,849 shares
         Consideration: conversion of $50,000 of convertible bridge notes
         Securities Act exemption: Rule 144 - the notes were held for over one year




         Date issued: 3/29/01
         Title of securities: Common Stock
         Amount: 551,317 shares
         Consideration: exercise of repricing warrants dated 3/29/01
         Securities Act exemption: Rule 144 - notes underlying the warrants held for over 1 year

3.       Arab Commerce Bank, Ltd.
         Date issued: 2/5/01
         Title of securities: Common Stock
         Amount: 189,398 shares
         Consideration: conversion of $25,000 of convertible bridge notes
         Securities Act exemption: Rule 144 - the notes were held for over one year

         Date issued: 3/2/01
         Title of securities: Common Stock
         Amount: 193,365 shares
         Consideration: conversion of $25,000 of convertible bridge notes
         Securities Act exemption: Rule 144 - the notes were held for over one year

         Date issued: 3/22/01
         Title of securities: Common Stock
         Amount: 499,030 shares
         Consideration: exercise of repricing warrants dated 2/5/01
         Securities Act exemption: Rule 144 - notes underlying the warrants held for over 1 year

4.       Enrico Bonetti
         Date issued: 10/27/00
         Title of securities: Common Stock
         Amount: 359,250 shares
         Consideration: conversion of $50,000 of convertible bridge notes
         Securities Act exemption: Rule 144 - the notes were held for over one year

         Date issued: 3/22/01
         Title of securities: Common Stock
         Amount: 1,010,330 shares
         Consideration: exercise of repricing warrants dated 10/27/00
         Securities Act exemption: Rule 144 - notes underlying the warrants held for over 1 year

5.       Frutose - Marketing & Investors Internacionais LDA
         Date issued: 12/22/00
         Title of securities: Common Stock
         Amount: 518,797 shares
         Consideration: conversion of $50,000 of convertible bridge notes
         Securities Act exemption: Rule 144 - the notes were held for over one year



6.       Bruce Lewis
         Date issued: 10/16/00
         Title of securities: Common Stock
         Amount: 475,000 shares
         Consideration: stock issued in lieu of payment of expenses rendered on behalf of the Company valued at
         $71,250
         Securities Act exemption:ss.4(2) - this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution.  The issued stock was restricted from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933

         Date issued: 11/2/00
         Title of securities: Common Stock
         Amount: 268,000 shares
         Consideration: stock issued in lieu of payment of expenses rendered on behalf of the Company valued at
         $26,800
         Securities Act exemption:ss.4(2) - this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution.  The issued stock was restricted from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933

         Date issued: 11/13/00
         Title of securities: Common Stock
         Amount: 85,000 shares
         Consideration: stock issued in lieu of payment of expenses rendered on behalf of the Company valued at
         $6,715
         Securities Act exemption:ss.4(2) - this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution.  The issued stock was restricted from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933

         Date issued: 11/20/00
         Title of securities: Common Stock
         Amount: 186,000 shares
         Consideration: stock issued in lieu of payment of expenses rendered on behalf of the Company valued at
         $11,160
         Securities Act exemption:ss.4(2) - this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution.  The issued stock was restricted from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933

         Date issued: 12/19/00
         Title of securities: Common Stock
         Amount: 68,740 shares
         Consideration: stock issued in lieu of payment of expenses rendered on behalf of the Company valued at
         $3,437




         Securities Act  exemption:ss.4(2) - this was an isolated sale to an individual  with a close  relationship with us and was not part of any public  offering or  distribution.  The issued stock was  restricted  from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933

         Date issued: 1/10/00
         Title of securities: Common Stock
         Amount: 655,860 shares
         Consideration: stock issued in lieu of payment of expenses rendered on behalf of the Company valued at
         $32,793
         Securities Act  exemption:ss.4(2) - this was an isolated sale to an individual  with a close  relationship with us and was not part of any public  offering or  distribution.  The issued stock was  restricted  from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933

7.       Mark Gertzbein
         Date issued: 7/18/00
         Title of securities: Common Stock
         Amount: 18,800 shares
         Consideration: issued in settlement of employment contract claim for $2,914
         Securities Act  exemption:ss.4(2) - this was an isolated sale to an individual  with a close  relationship with us and was not part of any public  offering or  distribution.  The issued stock was  restricted  from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933



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

     We are presently focusing our resources on the development of our products and services rather than sales. During the past two fiscal years ended we spent
$4,146,152 on development costs. The associated costs may have a detrimental effect on our short-term financial results and cash flow. However, these costs are necessary to our becoming commercially viable.

     Given our focus on development and test marketing rather than sales, we have no source of current income. Although our agreement with Warrantech may prove fruitful in the future, we are currently generating limited income from it. Similarly, we are not generating any income from the bicycle identification program

Overview

Treatment of Discontinued Operations

     Our profit and loss from discontinued  operations  appears as a single line item in our statement of operations as required by generally accepted accounting principals. The balance of deferred revenue and expenses from our discontinued operations appearing on our balance sheet in previous years has been written off in the current year. Their impact on our overall financial performance is not material to our present and future financial performance. As such, we limit our discussion in this section to only continuing operations.

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




Information Systems

     The costs associated with information systems primarily relate to our efforts to maintain and update our operational systems as well as upgrade our business information systems programs.

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

Results of Operations

Fiscal Year Ended March 31, 2000 Compared To Fiscal Year Ended March 31, 1999

     Revenues. Revenues from our personal property registration kits decreased by 61% to $17,591 for the year ended March 31, 2001 compared to $44,732 for the year ended March 31, 2000. The decrease in revenues was primarily due to our lack of success in setting up our intended distribution channels for the bicycle registration and pet identification kits.. We expect revenues for fiscal year end March 31, 2002 to increase due to our Warrantech agreement and our new focus on corporate sales of our business information system software.

     Costs of Sales. Costs of sales increased by 72% to $12,331 for the year ended March 31, 2001 compared to $7,156 for the year ended March 31, 2000. This increase is due to the higher unit costs for production and packaging of the bicycle registration and pet identification kits compared to the old personal property registration kit. We expect costs of sales to increase in accordance with the expected improvement in revenue for fiscal year end March 31, 2002.

     Operational. Operational costs decreased by 16% to $222,107 for the year ended March 31, 2001 compared to $264,615 for the year ended March 31, 2000 This decrease reflects further infrastructure reductions associated with a reduction in support costs required for the discontinued CPS division. We do not expect this trend to continue for fiscal year end March 31, 2002.

     Information Systems. Informational systems costs increased by 120% to $345,298 for the year ended March 31, 2001 compared to $156,633 for the year ended March 31, 2000. This increase primarily resulted from the necessity to hire a chief information officer and enhance our business information systems software offering. We expect these costs to increase for fiscal year end March 31, 2002 due to our need to explore and develop e-commerce applications for our products and services.

     Sales and Marketing. Sales and marketing expenses increased by 77% to $693,891 for the year ended March 31, 2001 compared to $392,239 for the year ended March 31, 2000. This increase in sales and marketing expenses reflects the increase in costs associated with the attempted, but unsuccessful rollout of the bicycle registration and pet identification kits in the State of Florida. Until we find a significant market niche for our products and services, we expect these expenses to grow for fiscal year end March 31, 2002 if our cash flow allows it.

     General and Administrative. General and administrative expenses decreased by 14% to $958,161 for the year ended March 31, 2001 compared to $1,113,207 for the year ended March 31, 2000. The decrease in general and administrative expenses primarily resulted from the necessity to hold costs down until our new products and services start selling in the marketplace. These costs are expected to slightly increase for fiscal year end March 31, 2002 as we are required to build infrastructure to support new sales initiatives.

Liquidity and Capital Resources

     From our inception, we have primarily financed our operations through funds generated from the sale of capital stock, notes and debentures. Our losses since inception total approximately $21,775,778 as of March 31, 2001. Since September
2000, we have received approximately $570,000 in venture capital funding from off shore investors through the issuance of convertible bridge financing notes and associated warrants. We have used these funds primarily to fund the development of our new products and services. We plan to immediately convert these notes into common stock upon the registration of the underlying common stock to the notes and warrants. Thereafter, we may call, and the security holders may exercise, the outstanding warrants. We estimate that we could receive up to an additional $1,000,000 through the exercise of the warrants over the next twelve months.

     As of March 31, 2001, we are in default under the terms of our convertible debentures in the principal amount of $475,790 plus accrued interest at 15% per annum. Under the default, the debenture holders have the same rights as any unsecured creditor. Based on preliminary negotiations, we believe that some of the debenture holders are still inclined to convert the outstanding debt into common stock. We estimate the balance will be retired over the next twenty-four months through either conversion or future income streams. Our financial statements presently account for the fact that the debenture holders will not convert the outstanding debt. Consequently, if they do decide to convert their debt into common stock, our liquidity will improve.

     We are in default under a three-year real property lease that commenced on May 15, 1997. The lease requires an annual payment of $41,772. We negotiated a final settlement in the amount of $10,000, which currently remains unpaid.

     Our operating activities have used cash in each of the last two fiscal years. Cash used in operating activities totaled $1,230,565 and $1,545,055 for the years ended March 31, 2001 and




2000, respectively. This resulted from net losses of $2,210,800 and $1,811,943 for the years ended March 31, 2001 and 2000, respectively.

     Cash from investing  activities was $15,241 and $12,637 for the years ended
March 31, 2001 and 2000, respectively. The cash from investing activities for this period realized through the partial repayment of a loan to shareholders.

     Cash provided by financing activities amounted to $591,308 and $2,030,167 for the year ended March 31, 2001 and 2000, respectively. During the year ended
March 31, 2001, we received $1,045,527 from the sale of common stock and $570,000 from the issuance of convertible bridge financing notes. During the year ended March 31, 2000, we received $694,902 from the sale of common stock and $1,700,000 from the issuance of convertible bridge financing notes. We also repaid $10,000 of debentures and convertible subordinated debentures

     Our current cash projections indicate that our short-term annual funding requirements will be approximately $1.5 million for the next twelve months. We anticipate that future cash sales and equity or debt financing will cover our long-term cash needs, but this might not occur. No assurance can be given that the necessary funding will be available to us when needed, in sufficient amounts, on acceptable terms, or at all. Any failure to receive sufficient funding could affect our ability to continue as a going concern.

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

New Accounting Pronouncements

     In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus.

     In March  2000,  the FASB  issued  Financial  Interpretation  (FIN) No. 44,
"Accounting  for Certain  Transactions  Involving  Stock  Compensation."  FIN 44
clarifies the  application of Accounting  Principles  Board (APB) Opinion No. 25
for  certain  issues,  such as the  definition  of an employee  for  purposes of applying  APB  Opinion  No.  25, the  criteria  for  determining  whether a plan qualifies as a  non-compensatory  plan,  the  accounting  consequence of various modifications  to the terms of a previously  fixed stock option or award and the
accounting  for  an  exchange  of  stock  compensation   awards  in  a  business
combination. Adoption of FIN 44 did not change the Company's existing accounting policies or disclosures.




     In July 2000, the EITF reached a consensus on EITF Issue 99-19,  "Reporting
Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Adoption of this consensus did not change the Company's existing accounting policies.

     In September  2000, the EITF reached a final consensus on EITF Issue 00-10,
"Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The
Company  historically  has classified  shipping charges to customers as revenue.
With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. Adoption of this consensus did not change the Company's existing accounting policies or disclosures.

Item 7. Financial Statements.

     Our consolidated financial statements for the years ended March 31, 2001 and March 31, 2000 are included beginning at page F-1.

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




                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        With Section 16(a) of the Exchange Act.

     The following table sets forth certain information with respect to our executive officers and directors as of March 31, 2001:

NAME                          AGE        POSITION
---------------------------- ----- ---------------------------------------------

Bruce I. Lewis                60   Chief  Executive  Officer and  Chairman of
                                   the Board of Directors

Jay S. Stulberg               51   President,  Chief  Operating  Officer,
                                   Chief Financial Officer and Director

Dr. H. Joseph Greenberg       78   Director

Carl J. Corcoran              63   Director

David G.R. Butler             64   Director
------------------------

     Bruce I. Lewis has been our  Chairman of the Board of  Directors  and Chief
Executive Officer since June 30, 1994, and our President from August 12, 1995 to
December 22, 1998. His term on our Board of Directors expires at the 2003 annual meeting of stockholders. From May 1993 until its dissolution in February 1998, Mr. Lewis served as the Chief Executive Officer and Chairman of the Board of Directors of Tracker Canada. From November 1997 to December 22, 1998, Mr. Lewis served as interim Chief Financial Officer.

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

     Carl J. Corcoran has been a director since December 22, 1998 for a term expiring at the 2003 annual meeting of stockholders. Mr. Corcoran is currently an officer and director of several family-held businesses, including Corcair
Farms,  Ltd.,  CorProperties,  Inc.,  Cor Source Water  Corporation,  Corcorvest
Corporation  and CJC  Bottling,  Ltd.  He is also a director  of the  Accessible


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

Classification of Board of Directors

     Our certificate of incorporation and bylaws provide that the board of directors be divided into three classes of directors, with the classes to be as nearly equal in number as possible. Currently, those provisions mandate that approximately one-third of the directors will continue to serve until the 2001 annual meeting of stockholders, one-third will continue to serve until the 2002 annual meeting and one-third will continue to serve until the 2003 annual meeting. This classification of the board of directors makes it more difficult for stockholders to change the composition of the board of directors and could discourage a third party from attempting to obtain control.

Committees of the Board of Directors

     The board of directors currently has four committees:

The Executive Committee comprises of Messrs. Lewis and Stulberg and is responsible for:

     o    supervising our day-to-day operations
     o    strategic planning
     o    recruiting outside directors.

The Audit Committee comprises of Messrs. Butler and Stulberg and is responsible for:

     o    reviewing and recommending the engagement of our independent auditors
     o consulting with the independent auditors on the adequacy of internal controls
     o    reviewing the auditors' reports on our financial statements

The Ethics Committee comprises of Mr. Corcoran and Dr. Greenberg and is responsible for:

     o    reviewing corporate policies and procedures
     o    insuring the dissemination of material information to all key managers

The Compensation Committee comprises of Messrs. Butler and Corcoran and is responsible for:

     o    determining the compensation of our senior officers
     o reviewing recommendations by management as to the compensation of other officers and key personnel
     o    reviewing management's succession program
     o    administer the stock incentive plan




Section 16(a) Beneficial Ownership Reporting Compliance

     The following persons failed to file reports pursuant to Section 16(a) of the Exchange Act during the past fiscal year: Bruce I. Lewis, Jay S. Stulberg,
H. Joseph Greenberg,  Carl J. Corcoran,  and David G. R. Butler.  Each filed one
Form 5 on May 17, 2001 to correct  their  respective  delinquencies.  Mr. Lewis'
Form 5 covered 18 transactions over the past three fiscal years that should have been filed under Form 4. Mr. Stulberg's Form 5 covered 74 transactions over the past three fiscal years that should have been filed under Form 4. Mssrs.
Greenberg, Corcoran and Butler each filed a Form 5 that covered 1 transaction that should have been filed under Form 3 and 1 transaction that should have been filed under Form 3.

Item 10. Executive Compensation.

Compensation of Named Executive Officers

         The  following  table  provides  certain  information   concerning  the
compensation  earned by our Chief  Executive  Officer  and other  then-executive officers who received  compensation in excess of $100,000 for services  rendered in all capacities to us for the most recent three fiscal years.



                                                     SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Long-Term Compensation
--------------------- --------- ------------------------------ ----------------------------------------------------- --------------
                                     Annual Compensation                      Awards                     Payouts
--------------------- --------- ------------------------------ ------------------------------------ ---------------- --------------
                                                                  Restricted        Securities                         All Other
Name and then-         Fiscal     Salary    Bonus     Other     Stock Award(s)     Under-Lying       LTIP Payouts     Compensation
Principal Position      Year       ($)       ($)     ($)(1)           ($)         Options/SARs (#)       ($)              ($)
--------------------- --------- ----------- ------- ---------- ----------------- ------------------ ---------------- --------------
Bruce I. Lewis, CEO      2001     45,000              10,000          130,000
--------------------- --------- ----------- ------- ---------- ----------------- ------------------ ---------------- --------------
                         2000     30,000              10,000          145,000           600,000
--------------------- --------- ----------- ------- ---------- ----------------- ------------------ ---------------- --------------
                         1999          0              10,000          175,000         2,488,578
--------------------- --------- ----------- ------- ---------- ----------------- ------------------ ---------------- --------------
Jay S. Stulberg,
President, COO & CFO     2001     36,950              10,000          138,050
--------------------- --------- ----------- ------- ---------- ----------------- ------------------ ---------------- --------------

                         2000     36,250              10,000           88,750           600,000
--------------------- --------- ----------- ------- ---------- ----------------- ------------------ ---------------- --------------
                         1999     40,000              10,000           85,000         2,488,578
--------------------- --------- ----------- ------- ---------- ----------------- ------------------ ---------------- --------------
(1) Automobile Allowance



------------------------------------------------------------------------------------------------------------------------------------




                                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                                     FY-END OPTION/SAR VALUES

---------------------------------------------------------------------------------------------------------------------------------
                                                            Number of Securities Underlying    Value of Unexercised In-The-Money
                   Shares Acquired On                      Unexercised Options/SARs At FY-End      Options/SARs At FY-End ($)
     Name             Exercise (#)         Value Realized    (#) Exercisable/ Unexercisable        Exercisable/ Unexercisable
     (a)                   (b)                   (c)                       (d)                                 (e)
----------------- ---------------------- ----------------- ---------------------------------- -----------------------------------
Bruce I. Lewis            1,444,289              NIL              1,244,289/1,600,000                         NIL
----------------- ---------------------- ----------------- ---------------------------------- -----------------------------------
Jay S. Stulberg           1,244,289              NIL                1,444,289/400,000                         NIL
----------------- ---------------------- ----------------- ---------------------------------- -----------------------------------





Employment Contracts, Termination of Employment and Change of Control

     On December 18, 1998, we entered into employment agreements with Mr. Lewis and Mr. Stulberg, pursuant to which Mr. Lewis serves as our Chief Executive Officer and Mr. Stulberg serves as our President, Chief Operating Officer, Chief Financial Officer and Secretary. The agreements provide for an annual base salary of $175,000 for Mr. Lewis and $125,000 for Mr. Stulberg. Both agreements provide for base salary increases of $37,500 each year based upon certain performance criteria beginning April 1, 2000, a maximum automobile allowance of $10,000 and the possibility of discretionary bonuses.

     The initial term for each agreement is three years with one-year renewal terms thereafter, and provides for the payment of a relocation allowance equal to the lesser of the actual relocation expenses or $25,000 per each occurrence. The agreements provide that Mssrs. Lewis and Stulberg are entitled to participate in any stock option, stock purchase, annual bonus, pension, profit sharing, life insurance and medical benefit plans and such other fringe benefits that may be applicable to our senior executive employees.

     If the employment of either Mr. Lewis or Mr. Stulberg is terminated for cause or if they terminate for any reason, they will be entitled to compensation through the date of termination. If, prior to a change of control, employment is terminated due to their death or disability, by us other than for cause or by them for good reason, they are entitled to receive all compensation through the date of termination. They also receive the continuation of base salary for the greater of one year or the remainder of the term of the agreement. In addition, we will maintain for 12 months, or through the date he obtains alternative employment, whichever is earlier, their participation in our employee benefit plans in which they are eligible to participate immediately before termination to the extent permissible under such plans. They will also have the right to exercise all vested stock options outstanding at the termination date in accordance with the plans governing those options. We will use our best efforts to remove the restrictions from any restricted stock held by them at termination. If employment is terminated after a change of control, by them for good reason or by us without cause, they will receive all the benefits they would have received for such a termination prior to a change of control. All unvested stock options held shall become fully vested immediately. Payments made in conjunction with a change of control are limited to an amount that will not result in a loss of our income tax deduction under Internal Revenue Code.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.



     The following table sets forth certain information regarding the beneficial ownership of the common stock as of June 30, 2000 by:

     o Each person known to us to own beneficially more than 5% of our total voting stock;
     o The CEO and the other executive officers named in the summary compensation table;
     o    Each of our directors; and
     o    All of our directors and officers as a group.

     Except as otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law. The common stock is our only outstanding class of equity securities. As of June 30, 2001, there were approximately 379 record holders of common stock. Percentage of ownership is based upon 91,914,859 issued and outstanding shares of common stock beneficially owned on June 31, 2000, including currently exercisable warrants to purchase 1,250,000 shares of common stock, currently exercisable options to purchase 40,000 shares of common stock, currently exercisable options to purchase 2,688,578 shares of common stock, currently exercisable options to purchase 200,000 shares reserved under an option issued to Toda Corporation Limited for financial consulting services, and 22,044,855 shares of common stock to be issued upon conversion of the remaining bridge financing notes and exercise of the repricing warrants at $0.20 per share.

                                               Total Shares Owned
Beneficial Owner and Address                   As of June 30, 2001    Percentage
--------------------------------------------------------------------------------
Bruce I. Lewis, Chief Executive Officer            4,371,8291            3.70%
1120 Finch Avenue West, Suite 303
North York, Ontario, Canada M3J 3H7

Jay S. Stulberg, Chief Financial Officer           2,977,2892            2.52%
1120 Finch Avenue West, Suite 303
North York, Ontario, Canada M3J 3H7

H. Joseph Greenberg, M.D., Director                    6,6673           <0.01%
1120 Finch Avenue West, Suite 303
North York, Ontario, Canada M3J 3H7

David G. R. Butler, Director                           6,6673           <0.01%
1120 Finch Avenue West, Suite 303
North York, Ontario, Canada M3J 3H7

Carl J. Corcoran, Director                             6,6673           <0.01%
1120 Finch Avenue West, Suite 303
North York, Ontario, Canada M3J 3H7

Executive Officers and Directors as a group,       7,369,1193            6.24%
Including those named above (five persons)

(1) Number of shares includes the option to purchase 1,244,289 shares of common stock. Furthermore, Mr. Lewis has pledged 600,000 shares of common stock and the option to purchase an additional 1,244,289 shares of common stock as security to the bridge financing notes.
(2) Number of shares includes the option to purchase 1,444,289 shares of common stock
(3) Number of shares includes the currently exercisable option to purchase 6,667 shares of common stock.

     Upon conversion of the bridge financing notes and attached repricing warrants into common stock, SovCap Equity Partners, Ltd. will likely become a greater than 5% shareholder in our company. As of June 30, 2001, SovCap Equity Partners, Ltd. holds 971,705 shares of common stock and its address is Cumberland House, #27 Cumberland Street, P.O. Box CB-13016, Nassau, New Providence, Bahamas and is directed by Barry Herman, its President. Assuming we convert the remaining notes into common stock at a conversion price of $0.20 per share, after conversion of the notes and exercise of the repricing warrants, SovCap Equity Partners, Ltd. would own approximately an additional 9,549,854 shares of our common stock. At that point, SovCap Equity Partners, Ltd. would be an 8.91% shareholder. Under this scenario, our current management would beneficially own less than 5.00% of the issued and outstanding common stock. Should this occur, SovCap Equity Partners, Ltd. may be in a position to effect a material change in our management. Furthermore, if we decide to call the remaining warrants, SovCap Equity Partners, Ltd. could be an even greater security owner if it decides to exercise them.

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

Global Tracker

     In February 1998, Global Tracker acquired substantially all of the assets of Tracker Canada in a bankruptcy proceeding. Jay S. Stulberg, our Chief Financial Officer and Director, is the sole shareholder, officer and Director of Global Tracker. Following the bankruptcy proceeding, Global Tracker made the assets formerly owned by Tracker Canada available to us in order to permit us to carry on Tracker Canada's business. . Under a license agreement with Global Tracker, we will pay Global Tracker a 12% gross royalty on our sales.


Item 13. Exhibits, List and Reports on Form 8-K.


(a)      Exhibits




NUMBER          DESCRIPTION
------          -----------
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

3.2+            Bylaws

4.1+            Specimen Common Stock Certificate

9.1+            Agreement dated December 21, 1993 among 1046523 Ontario Limited, Gregg C. Johnson and Bruce
                Lewis

9.2+            Right of First Refusal, Co-Sale and Voting Agreement dated March 14, 1994 between The Tracker
                Corporation of America, Stalia Holdings B.V., I. Bruce Lewis, MJG Management Accounting
                Services Ltd., Spire Consulting Group, Inc., 1046523 Ontario Limited, Mark J. Gertzbein,
                Gregg C. Johnson and Jonathan B. Lewis, as confirmed by letter dated June 22, 1994 and
                Agreement dated July 1994




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

10.19+          Assignment World-Wide dated May 12, 1994 from I. Bruce Lewis to the Tracker Corporation of
                America

10.37++         Modification Agreement dated May 27, 1997 between The Tracker Corporation of America, Saturn
                Investments, Inc., I. Bruce Lewis, Mark J. Gertzbein, and Jonathan B. Lewis

10.39+++        License Agreement dated as of July 30, 1998 between The Global Tracker Corporation and the
                Tracker Corporation of America

10.41++++       Employment Agreement dated December 18, 1998 between Bruce I. Lewis and The Tracker
                Corporation of America

10.42++++       Employment Agreement dated December 18, 1998 between Jay S. Stulberg and The Tracker
                Corporation of America

10.43++++       Letter Agreement dated May 18, 1999 between Symbol Technologies, Inc. and The Tracker
                Corporation of America

10.44+++++      Purchase and Security Agreement dated August 18, 1999

10.45+++++      1994 Amended and Restated Stock Option Plan

10.46+(8)       Placement Agreement dated August 18, 1999 with Sovereign Capital Advisors, LLC.

10.47+(6)       Stock Option Award Agreement dated December 22, 1998 between Bruce
                Lewis and The Tracker Corporation of America

10.48+(6)       Stock Option Award Agreement dated December 22, 1998 between Jay
                Stulberg and The Tracker Corporation of America

10.49+(6)       Non-Qualified Stock Option Award Agreement dated December 31, 1999 between Bruce Lewis and The Tracker Corporation of America

10.50+(6)       Non-Qualified Stock Option Award Agreement dated December 31, 1999 between Jay Stulberg and The Tracker Corporation of America




10.51+(6)       Incentive Stock Option Award Agreement dated December 31, 1999 between
                Christopher Creed and The Tracker Corporation of America

10.52+(6)       Incentive Stock Option Award Agreement dated December 31, 1999 between
                Tizio Panara and The Tracker Corporation of America

10.53+(7)       2000 Stock Wage and Fee Payment Plan

21.1+           List of subsidiaries of the Registrant

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

+               Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No.
                33-99686).

++              Incorporated  by  reference  from  the  Registrant's  Annual
                Report on Form 10-K  dated  March 31,  1997  (filed  July 3, 1997).

+++             Incorporated  by  reference  from  the  Registrant's  Annual
                Report on Form 10-K dated March 31, 1998 (filed  November 4, 1998).

++++            Incorporated  by  reference  from  the  Registrant's  Annual Report on Form 10-K dated
                March 31,  1999 (filed  August 17, 1999).

+++++           Incorporated  by reference  from the  Registrant's  Amended  Quarterly  Report on
                Form 10-QSB dated  September  30, 1999 (filed January 11, 2000)

+(6)            Incorporated by reference from the Registrant's Registration  Statement  on Form  S-8 concerning  the  1994  Amended  and Restated Stock Option Plan (filed March 28, 2000)

+(7)            Incorporated by reference from the Registrant's Registration  Statement on Form S-8 concerning the 2000 Stock Wage and Fee Payment Plan (filed March 28, 2000)

+(8)            Incorporated by reference from the Registrant's Registration Statement on
                Form SB-2/A (filed July 10, 2000)

     (b) Reports on Form 8-K

     During the fourth quarter of the fiscal year ended March 31, 2001, we did not submit any reports on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE TRACKER CORPORATION OF AMERICA,
a Delaware corporation



By:  /s/ Bruce I. Lewis
    -------------------------------------------------
     Bruce I. Lewis
     Chairman of the Board and Chief Executive Officer

Dated: July 14, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Bruce I. Lewis
    -------------------------------------------------
     Bruce I. Lewis
     Chairman of the Board and Chief Executive Officer


Dated: July 14, 2001





                       THE TRACKER CORPORATION OF AMERICA

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report dated July 17, 2001.......................................F-2

Audited Balance Sheet as of March 31, 2001.............................................F-3

Audited Statement of Income for the Years Ended March 31, 2001 and March 31, 2000......F-4

Audited Statement of Cash Flows for the Years Ended March 31, 2001 and
        March 31, 2000.................................................................F-5

Audited Statement of Changes in Stockholders' Equity for the Years Ended
        March 31, 2001 and March 31, 2000..............................................F-6

Notes to Audited Financial Statements.................................................F-11


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Board of Directors and Stockholders of The Tracker Corporation of America

We have audited the accompanying balance sheets of The Tracker Corporation of America, as of March 31, 2001 and March 31, 2000, and the related statements of operations, shareholders' deficit, and cash flows for the years ended March 31, 2001 and March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of The Tracker Corporation of America and Subsidiary as of March 31, 1999 and from inception at May 6, 1993 through March 31, 1998 were audited by other auditors whose reports dated July 9, 1999, except for Note 15 as to which date is July 3, 2000, September 16, 1998, and June 24, 1997 included an explanatory paragraph that described going concern uncertainties discussed in Notes 1 & 2 to the consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Tracker Corporation of America as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 & 2 to the consolidated financial statements, the Company discontinued its telemarketing program for its credit card registration business. The Company is relying upon affiliated and outside parties to fund its cash flow deficiencies through debt and equity infusions. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


J L Stephan Co, PC

J L Stephan Co, PC

Traverse City, Michigan
June 15, 2001



                                 THE TRACKER CORPORATION OF AMERICA
                                   ( A Development Stage Company)
----------------------------------------------------------------------------------------------------------

                                     CONSOLIDATED BALANCE SHEET
                                     --------------------------


                                               Assets
                                                                               March 31,       March 31,
                                                                                 2001            2000
                                                                             ------------    ------------
Current assets
  Cash and cash equivalents                                                  $       --      $    497,749
  Due from related parties                                                        149,716            --
  Prepaid expenses and deposits                                                    12,000            --
  Deferred charges                                                                   --           114,065
                                                                             ------------    ------------
       Total current assets                                                       161,716         611,814

Due from shareholders                                                                --             1,434
Deferred charges                                                                     --            21,514
Property and equipment (net)                                                                           --
                                                                             ------------    ------------
       Total assets                                                          $    161,716    $    634,763
                                                                             ============    ============

                                 Liabilities & Shareholders' Deficit

Current liabilities
  Accounts payable                                                           $    458,972    $    434,223
  Accrued liabilities                                                             673,086         487,114
  Due to shareholders                                                              13,806            --
  Due to related parties                                                             --            13,324
  Deferred revenue                                                                   --           192,135
  Convertible bridge notes                                                      1,720,000       1,700,000
  Debenture payable                                                                31,809          31,809
  Convertible debentures                                                          465,790         465,790
                                                                             ------------    ------------
       Total current liabilities                                                3,363,463       3,324,394


Deferred revenue                                                                     --            23,109

Commitments (Note 12)                                                                --

Shareholders' deficiency
   Common stock, $.001par value, 90,000,000 shares authorized,

    86,406,347 (56,627,509 - March 31, 2000) shares issued and outstanding         86,406          56,628

   Convertible senior preferred stock, $.001 par value, 6,500,000 shares
    authorized, NIL issued and outstanding                                                             --

  Class B voting common stock, $0.00000007 par value, 20,000,000 shares authorized, 606,730  (793,594 - March 31, 2000) issued
    and outstanding                                                                                    --

  Paid-in capital                                                              18,735,962      16,981,878
  Other capital                                                                  (248,336)        (60,000)
  Deficit accumulated during the development stage                            (21,775,779)    (19,564,979)
  Comprehensive income (Note 3)                                                      --          (126,267)
                                                                             ------------    ------------
    Total shareholders' deficit                                                (3,201,747)     (2,712,741)
                                                                             ------------    ------------

    Total liabilities and shareholders' deficit                              $    161,716    $    634,763
                                                                             ============    ============



The accompanying notes are an integral part of these consolidated financial statements.



                                                 F-3


                                       THE TRACKER CORPORATION OF AMERICA
                                         ( A Development Stage Company)
---------------------------------------------------------------------------------------------------------------

                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                      ------------------------------------

                                                    From Inception (May 6, 1993)             For the
                                                          through March 31,            Year ended March 31,

                                                               2001                  2001            2000
                                                      ------------------------  ---------------  --------------
Revenue                                               $               495,919   $       17,591   $      44,732

Cost of sales                                                         191,410           12,331           7,156
                                                      ------------------------  ---------------  --------------

Gross profit                                                          304,509            5,260          37,577
                                                      ------------------------  ---------------  --------------

Development costs
  Operational                                                       3,597,158          222,107         264,615
  Information systems                                               2,036,521          345,298         156,633
  Sales and marketing                                               6,069,500          693,891         392,239
  General and administrative                                       14,964,856          958,161       1,113,207
                                                      ------------------------  ---------------  --------------

Total development costs                                            26,668,035        2,219,457       1,926,695

Loss from continuing operations                                   (26,363,526)      (2,214,198)     (1,889,118)

Discontinued operations:
  Gain from operation                                               4,744,836            3,398          77,175
  Gain (loss) on disposal of CPS segment                             (157,088)               -               -
                                                      ------------------------  ---------------  --------------
                                                                    4,587,748            3,398          77,175
                                                      ------------------------  ---------------  --------------

Net loss applicable to common stock                   $           (21,775,778)  $   (2,210,800)  $  (1,811,943)
                                                      ========================  ===============  ==============



Basic and Diluted Earnings (loss) per share of common stock

Loss from continuing operations                       $                 (1.05)  $        (0.04)  $       (0.03)

Gain (loss) from discontinued operation               $                  0.19   $         0.00   $        0.00
                                                      ------------------------  ---------------  --------------

Net loss                                              $                 (0.86)  $        (0.04)  $       (0.03)
                                                      ========================  ===============  ==============

Weighted average number of shares
   outstanding                                                     25,144,399       62,266,106      54,082,601
                                                      ========================  ===============  ==============




The accompanying notes are an integral part of these consolidated financial statements.






                                                      F-4



                                                THE TRACKER CORPORATION OF AMERICA
                                                   (A Development Stage Company)
----------------------------------------------------------------------------------------------------------------------------------

                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                               ------------------------------------



                                                                       From inception
                                                                        (May 6, 1993)              Year Ended          Year Ended
                                                                       through March 31             March 31            March 31
                                                                             2001                     2001                2000
                                                                          -----------              ----------          -----------
Cash flows from (used in) operating activities:
  Net loss                                                              $ (21,775,779)           $ (2,210,800)        $ (1,811,943)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation                                                              380,019                       -                    -
    Loss on sale of long-term investment                                       13,414                       -                    -
    Rent, consulting and marketing services, employee                         571,900                       -                    -
    Compensation settled via the issuance of company shares                 6,308,363               1,024,219              354,735
    Changes in assets and liabilities:
        Prepaid expenses and deposits                                         (29,273)                (12,000)                   -
        Accounts receivable                                                         0                       -               97,843
        Deferred charges                                                            0                 135,579              120,426
        Deferred revenue                                                            0                (215,244)            (197,602)
        Due to related parties                                                      0                 (13,324)              13,324
        Due from related parties                                             (149,716)               (149,716)                   -
        Accounts payable and accrued liabilities                            1,146,702                 210,721             (121,839)
                                                                          -----------              ----------          -----------
  Net cash used in operating activities                                   (13,534,369)             (1,230,565)         ($1,545,055)
                                                                          -----------              ----------          -----------

Cash flows from (used in) investing activities:
  Acquisition of fixed assets                                                   6,028                       -                    -
  Loan to shareholders                                                       (356,412)                  1,434               12,637
  Repayment of loans to shareholders                                          370,218                  13,806                    -
  Note receivable                                                            (200,317)                      -                    -
  Repayment of note receivable                                                200,317                       -                    -
  Long-term investment                                                     (2,301,372)                      -                    -
  Unwind of long-term investment                                            2,287,958                       -                    -
                                                                          -----------              ----------          -----------
  Net cash from (used in) investing activities                                  6,420                  15,241               12,637
                                                                          -----------              ----------          -----------
Cash flows from (used in) financing activities:
  Issuance of common shares                                                11,014,485                 571,308              340,167
  Issuance of preferred shares                                              1,050,000                       -                    -
  Issuance of convertible subordinated debentures                           2,189,529                                            -
  Repayment of debentures and convertible subordinated debentures            (307,401)                      -              (10,000)
  Issuance of convertible bridge notes                                      1,720,000                  20,000            1,700,000
  Share issue costs                                                        (1,684,735)                      -                    -
                                                                          -----------              ----------          -----------
  Net cash from (used in) financing activities                             13,981,878                 591,308            2,030,167
                                                                          -----------              ----------          -----------
Effect of exchange rate changes                                              (453,929)                126,268                    -
                                                                          -----------              ----------          -----------
Increase (decrease) in cash and cash equivalents during                             0                (497,749)            $497,749
  the period

Cash and cash equivalents, beginning of period                                      -                 497,749                    -
                                                                          -----------              ----------          -----------
Cash and cash equivalents, end of period                                  $         0              $        0          $   497,749
                                                                          ===========              ==========          ===========
Supplemental schedule of noncash financing activities
  The Company issued certain shares of its Class B voting common stock for service and for nominal values.
  See Consolidated Statement of Shareholders' Equity (Deficit)



The accompanying notes are an integral part of these consolidated financial statements.











                                                                F-5



                                                THE TRACKER CORPORATION OF AMERICA
                                                   (A Development Stage Company)
------------------------------------------------------------------------------------------------------------------------------------

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                          -----------------------------------------------




                                                                                         SHARES
                                                                     ---------------------------------------------- -----------

                                                                                                        Class B
                                                                      Preferred         Common          Common       Preferred
                                                                        Stock           Stock           Stock          Stock
                                                                     ---------------------------------------------- -----------
Shares issued to officers at inception (Cash - $Nil)                          --             --         5,089,286   $      --

Shares issued for cash (Cash - $4,714,188)                                    --             --           884,729          --

Shares issued in lieu of rent (Cash - $Nil)                                   --             --            60,871          --

Share issue costs                                                             --             --              --            --

Translation adjustment                                                        --             --              --            --

Net loss                                                                      --             --              --            --
                                                                     ---------------------------------------------- -----------
Balance at March 31, 1994                                                     --             --         6,034,886          --
                                                                     ---------------------------------------------- -----------

Shares issued for cash (Cash - $1,175,797)                                    --             --           234,517          --

Shares issued in lieu of rent (Cash - $Nil)                                   --             --             5,777          --

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                --          739,219            --            --

Shares issued  from Regulation S offering (including
79,658 shares
   at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash -$1,505,000)             --          860,000            --            --
Share proceeds to be received subsequent to March 31, 1995                    --             --              --            --

Shares issued for consulting and marketing services  (Cash-$Nil)              --          825,000          78,005          --
Less: consulting and marketing services not yet received                      --         (814,583)*          --            --

Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                         --          500,000            --            --

Shares issued to employees for employment services (Cash-$Nil)                --             --            25,063          --

Share issue costs                                                             --             --              --            --

Translation adjustment                                                        --             --              --            --

Net loss                                                                      --             --              --            --
                                                                     ---------------------------------------------- -----------
Balance at March 31, 1995                                                     --        2,109,636       6,378,248          --
                                                                     ---------------------------------------------- -----------



                                                                                                 AMOUNTS
                                                                      -------------------------------------------------------------
                                                                                      Paid In
                                                                                     Capital in                          Other
                                                                        Common         Excess          Other        Comprehensive
                                                                        Stock          of Par         Capital           Income
                                                                      -------------------------------------------------------------
Shares issued to officers at inception (Cash - $Nil)                  $      --      $      --       $      --      $      --

Shares issued for cash (Cash - $4,714,188)                                    --        4,714,188           --             --

Shares issued in lieu of rent                                                 --          324,344           --             --

Share issue costs                                                             --         (466,142)          --             --

Translation adjustment                                                        --             --             --         (129,098)

Net loss                                                                      --             --             --             --

                                                                      -------------------------------------------------------------
Balance at March 31, 1994                                                     --        4,572,390           --         (129,098)
                                                                      -------------------------------------------------------------


Shares issued for cash (Cash - $1,175,797)                                    --        1,175,797           --             --

Shares issued in lieu of rent (Cash - $Nil)                                   --           30,121           --             --

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                 739           (639)          --             --

Shares issued  from Regulation S offering (including
79,658 shares
   at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash -$1,505,000)              860      2,900,840           --             --
Share proceeds to be received subsequent to March 31, 1995                    --         (819,459)          --             --

Shares issued for consulting and marketing services  (Cash-$Nil)               825      2,204,153           --             --
Less: consulting and marketing services not yet received                      (815)          --       (2,086,685)          --

Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                          500        349,500           --             --

Shares issued to employees for employment services (Cash-$Nil)                --           74,409           --             --

Share issue costs                                                             --         (779,495)          --             --

Translation adjustment                                                        --             --             --         (159,026)

Net loss                                                                      --             --             --             --


                                                                      -------------------------------------------------------------
Balance at March 31, 1995                                                    2,109      9,707,617     (2,086,685)      (288,124)
                                                                      -------------------------------------------------------------



                                                                           AMOUNTS (Continued)
                                                                      -----------------------------
                                                                         Deficit
                                                                       Accumulated
                                                                         During
                                                                       Development
                                                                          Stage         Total
                                                                      -----------------------------
Shares issued to officers at inception (Cash - $Nil)                  $      --      $      --

Shares issued for cash (Cash - $4,714,188)                                    --        4,714,188

Shares issued in lieu of rent                                                 --          324,344

Share issue costs                                                             --         (466,142)

Translation adjustment                                                        --         (129,098)

Net loss                                                                (2,043,425)    (2,043,425)
                                                                      -----------------------------
Balance at March 31, 1994                                               (2,043,425)     2,399,867
                                                                      -----------------------------

Shares issued for cash (Cash - $1,175,797)                                    --        1,175,797

Shares issued in lieu of rent (Cash - $Nil)                                   --           30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)                                                --              100

Shares issued  from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50
   per share for the purchase of fixed assets) (Cash -$1,505,000)             --        2,901,700
Share proceeds to be received subsequent to March 31, 1995                    --         (819,459)

Shares issued for consulting and marketing services  (Cash-$Nil)              --        2,204,978
Less: consulting and marketing services not yet received                      --       (2,087,500)

Shares proceeds received from private placement
  on March 15, 1995 (Cash - $350,000)                                         --          350,000

Shares issued to employees for employment services (Cash-$Nil)                --           74,409

Share issue costs                                                             --         (779,495)

Translation adjustment                                                        --         (159,026)

Net loss                                                                (5,068,583)    (5,068,583)
                                                                      -----------------------------
Balance at March 31, 1995                                               (7,112,008)       222,909
                                                                      -----------------------------












The accompanying notes are an integral part of these consolidated financial statements.










                                                THE TRACKER CORPORATION OF AMERICA
                                                   (A Development Stage Company)
------------------------------------------------------------------------------------------------------------------------------------

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                          -----------------------------------------------



                                                                                                    SHARES
                                                                     --------------------------------------------------- -----------

                                                                                                           Class B
                                                                      Preferred         Common              Common        Preferred
                                                                        Stock           Stock               Stock           Stock
                                                                     --------------------------------------------------- -----------
Share proceeds received re Regulation S offering                           --             --               --            $  --
   made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued                              --           14,582 *           --               --
   before March 31, 1995 (Cash - $ Nil)

Marketing services received re shares issued                               --          266,664 *           --               --
    to LL Knickerbocker Co.  (Cash - $ Nil)

Shares issued to Directors as compensation  (Cash - $Nil)                  --           98,858             --               --

Shares issued to Amerasia for marketing services (Cash - $Nil)             --             --             30,000             --
Less: services not yet received                                            --             --            (12,500)*           --

Shares cancelled (Cash - $Nil)                                             --             (171)            --               --

Shares issued pursuant to S-8 for employees, consultants and               --          770,000             --               --
     a director  (Cash - $Nil)
Less: employment and consulting services not yet received                  --         (340,939)*           --               --

                                                                           --          200,000             --               --
Less: shares proceeds to be received                                       --             --               --               --

Share proceeds received from private placement (Cash - $250,000)           --          250,000             --               --

Shares issued upon exercise of warrants at Canadian $1 per share           --             --            849,803             --
   (Cash - $619,166)

Shares issued to officers (Cash - $Nil)                                    --          630,000             --               --

Shares issued to a consultant (Cash - $Nil)                                --            7,500             --               --

Shares issued for investor relation services (Cash - $Nil)                 --          200,000             --               --
Less: services not yet received                                            --         (200,000)*           --               --

Shares issued to employees for employment services (Cash - $Nil)           --             --             14,176             --


Shares exchanged as per exchange agreement (Cash - $Nil)                   --        1,133,365       (1,133,365)            --

Shares issued for conversion from debenture holders (Cash -$Nil)           --          991,434             --               --

Share issue cost from April 1, 1995 to March 31, 1996                      --             --               --               --

Translation adjustment                                                     --             --               --               --

Net loss from April 1, 1995 to March 31, 1996                              --             --               --               --

                                                                     --------------------------------------------------- -----------
Balance as at March 31, 1996                                               --        6,130,929        6,126,362     $       --
                                                                     --------------------------------------------------- -----------




                                                                                       AMOUNTS
                                                                  ---------------------------------------------
                                                                                      Paid In
                                                                                     Capital in
                                                                       Common          Excess         Other
                                                                       Stock           of Par        Capital
                                                                  ---------------------------------------------
Share proceeds received re Regulation S offering                  $       --      $    819,459    $       --
   made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued                                14            --            87,486
   before March 31, 1995 (Cash - $ Nil)

Marketing services received re shares issued                                265            --           666,400
    to LL Knickerbocker Co.  (Cash - $ Nil)

Shares issued to Directors as compensation  (Cash - $Nil)                    99          86,402            --

Shares issued to Amerasia for marketing services (Cash - $Nil)             --            44,496            --
Less: services not yet received                                            --              --           (18,630)

Shares cancelled (Cash - $Nil)                                                1              (1)           --

Shares issued pursuant to S-8 for employees, consultants and                770         769,230            --
     a director  (Cash - $Nil)
Less: employment and consulting services not yet received                  (341)           --          (340,598)


                                                                            200         199,800            --
Less: shares proceeds to be received                                       --          (117,000)           --

Share proceeds received from private placement (Cash - $250,000)            250         249,750            --

Shares issued upon exercise of warrants at Canadian $1 per share           --           619,166            --
   (Cash - $619,166)

Shares issued to officers (Cash - $Nil)                                     630         826,245            --

Shares issued to a consultant (Cash - $Nil)                                   8           9,836            --

Shares issued for investor relation services (Cash - $Nil)                  200         262,300            --
Less: services not yet received                                            (200)           --          (262,300)

Shares issued to employees for employment services (Cash - $Nil)           --            22,716            --


Shares exchanged as per exchange agreement (Cash - $Nil)                  1,134          (1,134)           --

Shares issued for conversion from debenture holders (Cash -$Nil)            992         728,537            --

Share issue cost from April 1, 1995 to March 31, 1996                      --          (214,357)           --

Translation adjustment                                                     --              --              --

Net loss from April 1, 1995 to March 31, 1996                              --              --              --


                                                                  ---------------------------------------------
Balance as at March 31, 1996                                       $      6,131    $ 14,013,062    $ (1,954,327)
                                                                  ---------------------------------------------



                                                                              AMOUNTS (Continued)
                                                                  ---------------------------------------------
                                                                                   Deficit
                                                                                 Accumulated
                                                                      Other        During
                                                                  Comprehensive  Development
                                                                      Income        Stage            Total
                                                                  ---------------------------------------------
Share proceeds received re Regulation S offering                  $       --      $       --      $    819,459
   made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued                              --              --            87,500
   before March 31, 1995 (Cash - $ Nil)

Marketing services received re shares issued                               --              --           666,665
    to LL Knickerbocker Co.  (Cash - $ Nil)

Shares issued to Directors as compensation  (Cash - $Nil)                  --              --            86,501

Shares issued to Amerasia for marketing services (Cash - $Nil)             --              --            44,496
Less: services not yet received                                            --              --           (18,630)

Shares cancelled (Cash - $Nil)                                             --              --              --

Shares issued pursuant to S-8 for employees, consultants and               --              --           770,000
     a director  (Cash - $Nil)
Less: employment and consulting services not yet received                  --              --          (340,939)


                                                                           --              --           200,000
Less: shares proceeds to be received                                       --              --          (117,000)

Share proceeds received from private placement (Cash - $250,000)           --              --           250,000

Shares issued upon exercise of warrants at Canadian $1 per share           --              --           619,166
   (Cash - $619,166)

Shares issued to officers (Cash - $Nil)                                    --              --           826,875

Shares issued to a consultant (Cash - $Nil)                                --              --             9,844

Shares issued for investor relation services (Cash - $Nil)                 --              --           262,500
Less: services not yet received                                            --              --          (262,500)

Shares issued to employees for employment services (Cash - $Nil)           --              --            22,716


Shares exchanged as per exchange agreement (Cash - $Nil)                   --              --              --

Shares issued for conversion from debenture holders (Cash -$Nil)           --              --           729,529

Share issue cost from April 1, 1995 to March 31, 1996                      --              --          (214,357)

Translation adjustment                                                   47,224            --            47,224

Net loss from April 1, 1995 to March 31, 1996                              --        (6,090,730)     (6,090,730)
                                                                  ---------------------------------------------

Balance as at March 31, 1996                                       $   (240,900)   $(13,202,738)   $ (1,378,772)
                                                                  ---------------------------------------------





The accompanying notes are an integral part of these consolidated financial statements.






                                                THE TRACKER CORPORATION OF AMERICA
                                                   (A Development Stage Company)
------------------------------------------------------------------------------------------------------------------------------------

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                          -----------------------------------------------

                                                                                                    SHARES
                                                                            --------------------------------------------------------

                                                                                                                      Class B
                                                                                 Preferred        Common              Common
                                                                                   Stock           Stock               Stock
                                                                            --------------------------------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co.  (Cash - $ Nil)                                            --           133,336 *           --

Shares issued to Directors as compensation (Cash - $Nil)                               --            34,445             --

Marketing services received from Amerasia  (Cash - $Nil)                               --              --              5,000

Employment and consulting services and Directors' fees received re S-8
 (Cash - $Nil)                                                                         --         1,740,938 *           --

Shares issued for conversion from debenture holders  (Cash -$Nil)                      --         1,433,443             --

Preferred shares issued from private placement  (Cash - $1,050,000)                   1,050            --               --

Common shares issued for conversion from preferred stockholder                       (1,050)      4,365,136             --
  (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)                               --         1,268,825       (1,268,825)

Shares issued to employees for employment services (Cash-$Nil)                         --            26,000             --

Shares issued for consulting services (Cash-$Nil)                                      --           208,250             --

Shares issued in lieu of finder fee for debenture holders (Cash -$Nil)                 --            52,906             --

Shares issued in lieu of finder fee for preferred stockholders  (Cash -$Nil)           --           112,500             --

Shares issued pursuant to W.Marches S-8 stock payment plan                             --           333,272             --

Shares issued for office rental expense  ( Cash $ Nil)                                 --           615,780             --
Less: rental expense not yet amortized                                                 --          (530,255)*           --

Share issue cost from April 1, 1996 to March 31, 1997                                  --              --               --

Translation adjustment                                                                 --              --               --

Net loss from April 1, 1996 to March 31, 1997                                          --              --               --

                                                                            --------------------------------------------------------
Balance as at March 31, 1997                                                           --        15,925,505        4,862,537
                                                                            --------------------------------------------------------





                                                                                                      AMOUNTS
                                                                               ------------------------------------------------
                                                                                                                   Paid In
                                                                                                                  Capital In
                                                                                 Preferred       Common             Excess
                                                                                   Stock          Stock             of Par
                                                                               ------------------------------------------------
Marketing services received re shares issued
    to LL Knickerbocker Co.  (Cash - $ Nil)                                    $       --      $        135    $   (999,600)

Shares issued to Directors as compensation (Cash - $Nil)                               --                34          15,466

Marketing services received from Amerasia  (Cash - $Nil)                               --              --           (11,124)

Employment and consulting services and Directors' fees received re S-8
 (Cash - $Nil)                                                                         --             1,741         316,054

Shares issued for conversion from debenture holders  (Cash -$Nil)                      --             1,434         653,566

Preferred shares issued from private placement  (Cash - $1,050,000)                       1            --         1,049,999

Common shares issued for conversion from preferred stockholder                           (1)          4,364          (4,363)
  (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)                               --             1,269          (1,269)

Shares issued to employees for employment services (Cash-$Nil)                         --                26          12,474

Shares issued for consulting services (Cash-$Nil)                                      --               208          49,634

Shares issued in lieu of finder fee for debenture holders (Cash -$Nil)                 --                53          52,853

Shares issued in lieu of finder fee for preferred stockholders  (Cash -$Nil)           --               113          44,887

Shares issued pursuant to W.Marches S-8 stock payment plan                             --               332          87,668

Shares issued for office rental expense  ( Cash $ Nil)                                 --               616         153,329
Less: rental expense not yet amortized                                                 --              (531)           --

Share issue cost from April 1, 1996 to March 31, 1997                                  --              --          (224,741)

Translation adjustment                                                                 --              --              --

Net loss from April 1, 1996 to March 31, 1997                                          --              --              --

                                                                               ------------------------------------------------
Balance as at March 31, 1997                                                   $       --      $     15,925    $ 15,207,895
                                                                               ------------------------------------------------



                                                                                                AMOUNTS (Continued)
                                                                            --------------------------------------------------------
                                                                                                    Deficit Accumulated
                                                                                            Other          During
                                                                                Other   Comprehensive   Development
                                                                               Capital      Income         Stage           Total
                                                                            --------------------------------------------------------

Marketing services received re shares issued
    to LL Knickerbocker Co.  (Cash - $ Nil)                                 $  1,332,800   $    --     $       --      $    333,335

Shares issued to Directors as compensation (Cash - $Nil)                            --          --             --            15,500

Marketing services received from Amerasia  (Cash - $Nil)                          18,630        --             --             7,506

Employment and consulting services and Directors' fees received re S-8
 (Cash - $Nil)                                                                   340,598        --             --           658,393

Shares issued for conversion from debenture holders  (Cash -$Nil)                   --          --             --           655,000

Preferred shares issued from private placement  (Cash - $1,050,000)                 --          --             --         1,050,000

Common shares issued for conversion from preferred stockholder                      --          --             --              --
  (Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)                            --          --             --              --

Shares issued to employees for employment services (Cash-$Nil)                      --          --             --            12,500

Shares issued for consulting services (Cash-$Nil)                                   --          --             --            49,842

Shares issued in lieu of finder fee for debenture holders (Cash -$Nil)              --          --             --            52,906

Shares issued in lieu of finder fee for preferred stockholders  (Cash -$Nil)        --          --             --            45,000

Shares issued pursuant to W.Marches S-8 stock payment plan                          --          --             --            88,000

Shares issued for office rental expense  ( Cash $ Nil)                              --          --             --           153,945
Less: rental expense not yet amortized                                          (132,034)       --             --          (132,565)

Share issue cost from April 1, 1996 to March 31, 1997                               --          --             --          (224,741)

Translation adjustment                                                              --       (79,146)          --           (79,146)

Net loss from April 1, 1996 to March 31, 1997                                       --          --       (3,708,078)     (3,708,078)

                                                                            --------------------------------------------------------
Balance as at March 31, 1997                                                $   (394,333) $ (320,046)  $(16,910,816)   $ (2,401,375)
                                                                            --------------------------------------------------------








The accompanying notes are an integral part of these consolidated financial statements.






                                                THE TRACKER CORPORATION OF AMERICA
                                                   (A Development Stage Company)
------------------------------------------------------------------------------------------------------------------------------------

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                          -----------------------------------------------


                                                                                                   SHARES
                                                                          -------------------------------------------- -------------

                                                                                                        Class B
                                                                           Preferred      Common         Common         Preferred
                                                                             Stock        Stock          Stock            Stock
                                                                          -------------------------------------------- -------------

Shares issued pursuant to W.Marches S-8 stock payment plan                     --          339,755            --              --

Shares issued for office rental expense ( Cash $ Nil)                          --          153,945            --              --

Shares exchanged as per exchange agreement (Cash - $Nil)                       --        2,240,053      (2,240,053)           --

Shares issued to employee for employment services                              --           19,303            --              --

Shares issued for consulting services                                          --          539,583            --              --

Share proceeds received from private placement (Cash - $30,000)                --          500,000            --              --

Translation adjustment                                                         --             --              --              --

Net Profit (loss) from April 1, 1997 to March 31, 1998                         --             --              --              --


                                                                          -------------------------------------------- -------------
Balance as at March 31, 1998                                                   --       19,718,144       2,622,484     $      --
                                                                          -------------------------------------------- -------------




Shares exchanged as per exchange agreement (Cash - $Nil)                       --        1,549,490      (1,549,490)           --

Shares issued for office rental expense ( Cash $ Nil)                          --          672,096            --              --

Shares issued for consulting services                                          --        2,427,478            --              --

Share proceeds received from private placements (Cash - $795,745)              --       14,244,063            --              --

Shares issued pursuant to S-8 for employees                                    --       13,175,996            --              --
     and consultants  (Cash - $Nil)
Less: employment and consulting services not yet received                      --       (2,000,000)           --              --

Shares issued in prior years as prepayment of rent and consulting
   services, written-off in year ended March 31, 1998                          --          601,312            --              --



Translation adjustment                                                         --             --              --              --

Net Profit (loss) from April 1, 1998 to March 31, 1999                         --             --              --              --

                                                                          -------------------------------------------- -------------
Balance as at March 31, 1999                                                   --       50,388,579       1,072,994     $      --
                                                                          ============================================ =============



                                                                                                AMOUNTS
                                                                    ----------------------------------------------------------------
                                                                                      Capital in                           Other
                                                                        Common        Excess             Other        Comprehensive
                                                                         Stock        of Par            Capital           Income
                                                                    ----------------------------------------------------------------
Shares issued pursuant to W.Marches S-8 stock payment plan          $        341    $     69,659            --              --

Shares issued for office rental expense ( Cash $ Nil)                        153            --            38,331            --

Shares exchanged as per exchange agreement (Cash - $Nil)                   2,240          (2,240)           --              --

Shares issued to employee for employment services                             19           2,617            --              --

Shares issued for consulting services                                        540          64,210            --              --

Share proceeds received from private placement (Cash - $30,000)              500          29,500            --              --

Translation adjustment                                                      --              --              --            74,381

Net Profit (loss) from April 1, 1997 to March 31, 1998                      --              --              --              --




                                                                    ----------------------------------------------------------------
Balance as at March 31, 1998                                        $     19,718    $ 15,371,641    $   (356,002)   $   (245,665)
                                                                    ----------------------------------------------------------------





Shares exchanged as per exchange agreement (Cash - $Nil)            $      1,549    $     (1,549)           --              --

Shares issued for office rental expense ( Cash $ Nil)                        672            --           49,735             --

Shares issued for consulting services                                      2,428          72,257            --              --

Share proceeds received from private placements (Cash - $795,745)         14,244         781,501            --              --

Shares issued pursuant to S-8 for employees                               13,176         433,633            --              --
     and consultants  (Cash - $Nil)
Less: employment and consulting services not yet received                 (2,000)           --          (118,000)           --

Shares issued in prior years as prepayment of rent and consulting
   services, written-off in year ended March 31, 1998                        601            --              --              --



Translation adjustment                                                      --              --              --           119,398

Net Profit (loss) from April 1, 1998 to March 31, 1999                      --              --              --              --


                                                                    ----------------------------------------------------------------
Balance as at March 31, 1999                                        $     50,389    $ 16,657,482    $   (424,267)   $   (126,267)
                                                                    ================================================================





                                                                         AMOUNTS (Continued)
                                                                    ----------------------------
                                                                       Deficit
                                                                     Accumulated
                                                                       During
                                                                     Development
                                                                        Stage           Total
                                                                    ----------------------------
Shares issued pursuant to W.Marches S-8 stock payment plan                  --      $     70,000

Shares issued for office rental expense ( Cash $ Nil)                       --            38,484

Shares exchanged as per exchange agreement (Cash - $Nil)                    --                 0

Shares issued to employee for employment services                           --             2,636

Shares issued for consulting services                                       --            64,750

Share proceeds received from private placement (Cash - $30,000)             --            30,000

Translation adjustment                                                      --            74,381

Net Profit (loss) from April 1, 1997 to March 31, 1998                   (90,467)        (90,467)


                                                                    ----------------------------

Balance as at March 31, 1998                                        $(17,001,283)   $ (2,211,591)
                                                                    ----------------------------




Shares exchanged as per exchange agreement (Cash - $Nil)                    --      $       --

Shares issued for office rental expense ( Cash $ Nil)                       --            50,407

Shares issued for consulting services                                       --            74,685

Share proceeds received from private placements (Cash - $795,745)           --           795,745

Shares issued pursuant to S-8 for employees                                 --           446,809
     and consultants  (Cash - $Nil)
Less: employment and consulting services not yet received                   --          (120,000)

Shares issued in prior years as prepayment of rent and consulting
   services, written-off in year ended March 31, 1998                       --               601



Translation adjustment                                                      --           119,398

Net Profit (loss) from April 1, 1998 to March 31, 1999                  (751,753)       (751,753)
                                                                    ----------------------------

Balance as at March 31, 1999                                        $(17,753,036)   $ (1,595,699)
                                                                    ============================











The accompanying notes are an integral part of these consolidated financial statements.






                                                THE TRACKER CORPORATION OF AMERICA
                                                   (A Development Stage Company)
------------------------------------------------------------------------------------------------------------------------------------

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                          -----------------------------------------------


                                                                                           SHARES                    AMOUNTS
                                                                           --------------------------------- -----------------------

                                                                                                    Class B
                                                                            Preferred    Common     Common   Preferred     Common
                                                                              Stock      Stock       Stock     Stock       Stock
                                                                           --------------------------------- -----------------------

Shares exchanged as per exchange agreement (Cash - $Nil)                       --        279,400   (279,400)      --   $        279

Expense balance of office rental expense                                       --             --         --       --            --

Shares issued for consulting services                                          --        100,000         --       --            100

Share proceeds received from private placements (Cash - $203,583)              --      1,500,000         --       --          1,500

Shares issued pursuant to S-8 for employees                                    --      2,359,530         --       --          2,360
     and consultants  (Cash - $Nil)

Balance of share proceeds received - R. Zuk (Cash - $20,000)                   --             --         --       --            --

Balance of consulting services received                                        --      2,000,000         --       --          2,000

Share issue cost from April 1, 1999 to March 31, 2000                          --             --         --       --            --

Net Profit (loss) from April 1, 1999 to March 31, 2000                         --             --         --       --            --

                                                                           --------------------------------- -----------------------
Balance as at March 31, 2000                                                   --     56,627,509    793,594  $    --   $     56,628
                                                                           --------------------------------- -----------------------


Shares exchanged as per exchange agreement (Cash - $Nil)                       --        186,864   (186,864)      --   $        187

Shares issued pursuant to S-8 for employees
     and consultants  (Cash - $Nil)                                            --     14,975,571         --       --         14,976
Less: services not yet received                                                --             --         --       --            --

shares issued in lieu of reimbursement of employee
   expenses and advances                                                       --      2,210,400         --       --          2,210

Translation adjustment                                                         --             --         --       --            --

Shares issued on conversion of Bridge Notes (Note 9)                           --      9,717,425         --       --          9,717

Shares issued on exercise of stock options (Cash - $209,643)                   --      2,688,578         --       --          2,688



Net Profit (loss) from April 1, 2000 to March 31, 2001                         --             --         --       --            --


                                                                           --------------------------------- -----------------------
Balance as at March 31, 2001                                                   --     86,406,347    606,730  $    --   $     86,407
                                                                           ================================= =======================



                                                                                             AMOUNTS (Continued)
                                                                   -----------------------------------------------------------------
                                                                                                                         Deficit
                                                                       Paid In                                         Accumulated
                                                                      Capital in                         Other            During
                                                                        Excess           Other       Comprehensive     Development
                                                                        of Par          Capital          Income           Stage
                                                                    ----------------------------------------------------------------
Shares exchanged as per exchange agreement (Cash - $Nil)           $       (279)           --               --              --

Expense balance of office rental expense                                    --            43,767            --              --

Shares issued for consulting services                                     17,900            --              --              --

Share proceeds received from private placements (Cash - $203,583)        202,083            --              --              --

Shares issued pursuant to S-8 for employees                              352,375            --              --              --
     and consultants  (Cash - $Nil)

Balance of share proceeds received - R. Zuk (Cash - $20,000)                --           262,500            --              --

Balance of consulting services received                                     --            58,000            --              --

Share issue cost from April 1, 1999 to March 31, 2000                   (247,682)           --              --              --

Net Profit (loss) from April 1, 1999 to March 31, 2000                      --              --              --        (1,811,943)
                                                                   -----------------------------------------------------------------

Balance as at March 31, 2000                                        $ 16,981,878    $    (60,000)   $   (126,267)   $(19,564,979)
                                                                   =================================================================


Shares exchanged as per exchange agreement (Cash - $Nil)            $       (187)           --              --              --

Shares issued pursuant to S-8 for employees
     and consultants  (Cash - $Nil)                                      870,579          60,000            --              --
Less: services not yet received                                             --          (248,336)           --              --

shares issued in lieu of reimbursement of employee
   expenses and advances                                                 136,454            --              --              --

Translation adjustment                                                      --              --           126,267            --

Shares issued on conversion of Bridge Notes (Note 9)                     540,283            --              --              --

Shares issued on exercise of stock options (Cash - $209,643)             206,955            --              --              --



Net Profit (loss) from April 1, 2000 to March 31, 2001                      --              --              --        (2,210,800)
                                                                   -----------------------------------------------------------------
Balance as at March 31, 2001                                        $ 18,735,962    $   (248,336)   $       --      $(21,775,779)
                                                                   =================================================================




                                                                   ---------------
                                                                        Total
                                                                   ---------------
Shares exchanged as per exchange agreement (Cash - $Nil)           $       --

Expense balance of office rental expense                                  43,767

Shares issued for consulting services                                     18,000

Share proceeds received from private placements (Cash - $203,583)        203,583

Shares issued pursuant to S-8 for employees                              354,735
     and consultants  (Cash - $Nil)

Balance of share proceeds received - R. Zuk (Cash - $20,000)             262,500

Balance of consulting services received                                   60,000

Share issue cost from April 1, 1999 to March 31, 2000                   (247,682)

Net Profit (loss) from April 1, 1999 to March 31, 2000                (1,811,943)

                                                                   ------------

Balance as at March 31, 2000                                        $ (2,712,739)

                                                                   ============


Shares exchanged as per exchange agreement (Cash - $Nil)            $       --

Shares issued pursuant to S-8 for employees
     and consultants  (Cash - $Nil)                                      945,555
Less: services not yet received                                         (248,336)

shares issued in lieu of reimbursement of employee
   expenses and advances                                                 138,664

Translation adjustment                                                   126,267

Shares issued on conversion of Bridge Notes (Note 9)                     550,000

Shares issued on exercise of stock options (Cash - $209,643)             209,643



Net Profit (loss) from April 1, 2000 to March 31, 2001                (2,210,800)


                                                                   -------------
Balance as at March 31, 2001                                        $ (3,201,746)
                                                                   =============


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

NOTE 2 - GOING CONCERN:
-----------------------

     We have been in a development stage since its inception on May 6, 1993. The likelihood that we will attain profitability depends on many factors, including our ability to obtain adequate financing and generate sufficient revenues. Management is currently working to secure adequate capital through the private placement of securities for the purpose of executing its revised business plan. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, although the report of our former independent accountant as of and for the year ended March 31, 1999, and our independent accountant as of and for the years ended March 31, 2000 and 2001, express substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New accounting pronouncements

     In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus.

     In March  2000,  the FASB  issued  Financial  Interpretation  (FIN) No. 44,
"Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board (APB) Opinion No. 25 for certain issues, such as the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. Adoption of FIN 44 did not change the Company's existing accounting policies or disclosures.

     In July 2000, the EITF reached a consensus on EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Adoption of this consensus did not change the Company's existing accounting policies.

     In September 2000, the EITF reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. Adoption of this consensus did not change the Company's existing accounting policies or disclosures.

NOTE 4 - DUE FROM SHAREHOLDERS:
-------------------------------

     Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE 5 - DUE TO RELATED PARTIES:
--------------------------------

     Global Tracker Corporation has incurred expenses on behalf of the Company. The balance represents un-reimbursed portion of these expenses.

NOTE 6 - DEFERRED CHARGES:
--------------------------

            Deferred charges consist of the following:

                                                         March 31,     March 31,
                                                           2001          2000
                                                           ----          ----
Current:
Deferred sales commission (net of cancellation reserve)   $ NIL        $ 80,309

Other                                                       NIL          33,756
                                                          -----        --------
                                                          $ NIL        $114,065
                                                          -----        --------
Long term:
Deferred sales' commission (net of cancellation reserve)  $ NIL        $  9,099

Other                                                       NIL          12,415
                                                          -----        --------
                                                          $ NIL        $ 21,514
                                                          -----        --------

NOTE 7 - PROPERTY AND EQUIPMENT:
--------------------------------

     We currently lease all of our equipment from Global Tracker under short-term agreements classified as operating leases. Lease payments are expensed as incurred. The lease expense for the period was $7,534. See Note 1.

NOTE 8 - ACCRUED LIABILITIES:
-----------------------------

Accrued liabilities comprise the following:
                                                       March 31,       March 31,
                                                          2001            2000
                                                    --------------    ----------

Interest expense for convertible debentures         $      503,086    $ 267,114
Others                                                     170,000      220,000
                                                    --------------    ----------
                                                    $      673,086    $  487,114
                                                    ==============    ==========

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


     Other accrued liabilities include: professional fees, sales refunds and commissions, rent, and various trade payables.

NOTE  9 - BRIDGE NOTES:
-----------------------

     We have outstanding at March 31, 2001 $1,720,000 in venture capital funding from off shore investors through the issuance of convertible bridge financing notes and associated warrants. We plan to immediately convert these notes into common stock upon the registration of the underlying common stock to the notes and warrants. Thereafter, we may call, and the security holders may exercise, the outstanding warrants. We estimate that we could receive up to an additional $1,000,000 through the exercise of the warrants.

     Total interest incurred and included in general and administrative expenses is $ 222,612 and $70,795 for years ended March 31, 2001 and 2000 respectively.

     In addition to the convertible bridge notes, we issued four types of warrants. The repricing warrants are attached to the notes and are exercisable only if the stock price on the date of conversion falls below 125% of the stock price on the date of each closing. Given the closing stock price on the dates of the three closings, if the conversion occurs on a date when our stock is traded at greater than $0.37 per share, no repricing warrants will become exercisable. Each purchaser also received a callable warrant at the rate of $100,000 worth of shares of common stock for each $100,000 in principal amount of notes purchased and issued. Further, each investor received a purchase warrant at the rate of 20,000 warrants for each $100,000 in principal amount of notes purchased and issued.

     In accordance with APB 14.15, we did not assign a separate value to the stock purchase warrants from the debt because the stock purchase warrants have a negative value at the time of issue.

NOTE 10 - CONVERTIBLE SUBORDINATED DEBENTURES:
----------------------------------------------

     We have outstanding at March 31, 2000 subordinated debentures in the amount of $465,790 ($ 475,790 as at March 31, 1999) bearing interest at 15% annually. Total interest incurred and included in general and administrative expenses is $ 70,764 and $ 68,785 for year ended March 31, 2001 and 2000 respectively. At March 31, 2001, we were in default under the terms of these agreements.

NOTE 11 - CAPITAL STOCK:
------------------------

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

(iv) During the years ended March 31, 1999 and 2000, we amended and restated the Plan and increased the number of shares reserved for issuance thereunder.

(v) During the year ended March 31, 1999, we adopted a plan allowing for the issuance of options to outside directors.

(vi) We have issued the following options and warrants:


                                                For year   Weighted-  Grant   From           Weighted-  Grant
                                              ended March  Average    Date    inception      Average    Date
                                                31, 2001   Exercise   Fair    May 6, 1993    Exercise   Fair
                                                           Price      Value   through March  Price      Value
                                                                              31, 2000
                                             ------------ ----------- ------ --------------- --------- -------
   Options:
     Opening (*)                               9,272,839
      Granted during the period (*)                                               40,000       $7.95     $7.95
      Granted during the period (*)                                               50,000       $0.13     $0.13
      Granted during the period (**)                                             300,000       $0.50     $0.50
      Granted during the period (**)                                           2,400,000       $0.75     $0.75

      Granted during the period (***)                                          5,286,968       $0.07     $0.07

      Granted during the period (****)                                           400,000       $0.10     $0.10
      Granted during the period (*****)                                        2,200,000      $0.115    $0.115
      Granted during the period (******)                                         260,871      $0.098    $0.115
      Granted during the period (*******)        857,142    $0.047   $0.035
      Exercised during the period              2,688,578    $0.078
      Expired/cancelled during period            500,000    $0.115             1,665,000       $0.75
                                             ------------                    ------------
      Closing                                  6,941,403    $0.220             9,272,839      $0.182
                                             ============                    ============

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

(*****)   2,200,000  options  were issued in December  1999 vesting  proportionately  over three  years,  to management. Exercise rights extend for ten years from date of vesting.



                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



(******)  260,871  options were issued in December  1999 vesting  proportionately  over three years,  to non employee directors. Exercise rights extend for ten years from date of vesting.

(*******) 857,142  options were issued in December 2000 vesting  proportionately  over three years,  to non employee directors. Exercise rights extend for ten years from date of vesting.

Grant date fair value is based on the average market price for the five days preceding the grant date.

The following table summarizes information about options outstanding and exercisable at March 31, 2001

----------------- ------------ --------------------- --------------------- --------------------- ----------------------
Range of           Options      Weighted              Weighted-average      Options Exercisable    Weighted-average
Exercise Price     Outstanding  -average Remaining      Exercise Price                             Exercise Price of
                                Contractual Life                                                  Options Exercisable
----------------- ------------ --------------------- --------------------- --------------------- ----------------------
$0.07 -- $0.13      5,416,404        7.49                   $0.084                3,148,144              $0.082
----------------- ------------ --------------------- --------------------- --------------------- ----------------------
$0.50 -- $0.75      1,525,000        6.0                    $0.701                    0                    N/a
----------------- ------------ --------------------- --------------------- --------------------- ----------------------

----------------- ------------ --------------------- --------------------- --------------------- ----------------------
$0.07 -- $0.75      6,941,404        7.16                   $0.22                 3,148,744              $0.082
----------------- ------------ --------------------- --------------------- --------------------- ----------------------

Pro Forma Disclosure

     We follow the intrinsic value method in accounting for our stock options. Had compensation costs been recognized based on the fair value at the date of grant for options granted in 2001, the pro forma amounts of the Company's net loss per share for the years ended March 31, 2000, and 1999 would have been as follows:

                                                      YEARS ENDED MARCH 31,
                                                 -------------------------------
                                                       2001             2000

Net loss as reported                             $  (2,210,800)   $  (1,811,943)
Net loss pro forma                               $  (2,210,800)   $  (1,811,943)
Basic and diluted loss per share - as reported   $       (0.04)   $       (0.03)
Basic and diluted loss per share - pro forma     $       (0.04)   $       (0.03)

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming the following waited-average assumptions:



                                                      YEARS ENDED MARCH 31,
                                                 -------------------------------
                                                       2001             2000

Average risk-free interest rates                       6.2%              6.7%
Average expected life in years                         3.0               3.5
Volatility                                             200%              200%

The weighted-average fair value of options granted during the years 2001 and 2000 was $0.047 and $0.11 , respectively.

The pro forma effect of compensation expense on net income and earnings per share for the 2001 and 2000 grants for stock-based compensation plans in accordance with provisions of SFAS 123 is immaterial.

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                           For year ended    Exercise    For year ended     Exercise
                                           March 31, 2001    Price       March 31, 2000     Price
                                          ----------------- ---------- ----------------- -----------------
          Warrants (Common Stock ):
            Opening                              1,750,000    N/A               950,000               N/A
              Issued during the period                   0                      800,000     $.011 - $0.40
              Exercised during the period                0                            0
              Expired during the period                  0                            0
                                          -----------------            -----------------
            Closing                              1,750,000                    1,750,000
                                          =================            =================

(vii) On May 1, 1995, we entered into an agreement and sold, for net proceeds of $250,000, 250,000 units comprised of 250,000 restricted common shares and 250,000 warrants to purchase 250,000 restricted common shares to Reynold Kern. The warrants were exercisable during the one-year period commencing July 12, 1995 to July 12, 1996 at a price of $5.00 per share. Since the common stock underlying the warrants could not be purchased legally on margin at a marginable price, the exercise period has been extended until the first day that the common stock becomes marginable.

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

(xii)       In 1998, 200,000 warrants were issued to Toda Corporation for future
            investment  relations  services.   These  warrants  are  exercisable
            through May 8, 2006 and were issued at $0.40.

(xiii) During the year ended March 31, 1999, we issued 13,175,996 shares of common stock amounting to $1,600,883 pursuant to the registration statement on S-8 to eight employees and two consultants as payment in lieu of salaries and consulting fees

(xiv) In September 1999, at our annual general meeting, the shareholders approved the increase of the authorized number of common shares from 50,000,000 to 93,400,000 shares

(xv) During the year ended March 31, 2000, the Company issued 2,359,540 shares of common stock amounting to $278,896 pursuant to the registration statement on S-8 to four employees and three consultants as payment in lieu of salaries and consulting fees.

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


(xvi) In 1999, 800,000 warrants were issued at an exercise price equal to the market price at that time. The price ranged from $0.11 to $0.14 and were for investor relations and legal services.

(xv)        We have, from inception to present, issued shares in exchange for:
            (a) employment services,  (b) consulting and marketing services, and
            (c) consideration in lieu of rental payments.

(xvi) During the year ended March 31, 1997, we issued 1,050 shares of $1,000 6% Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). As at March 31, 1997, 4,365,136 common shares were issued due to the conversion of 1,050 shares of convertible preferred stock totaling $1,050,000. As at March 31, 1997, no convertible preferred stock remains outstanding.

(xvii) During the year ended March 31, 1997, we issued 1,740,000 shares of common stock amounting to $658,393 pursuant to the registration statement on S-8 to five employees and five outside (non-employee) directors as payment in lieu of salaries and consulting fees.

(xviii) In October 1996, we entered into a one-year consulting agreement to obtain advice concerning our growth strategy, financial public relations obligations and future capital structure. Under the terms of the agreement, we agreed to pay the consultant 100,000 shares of our common stock

(xix) During the year ended March 31, 2001, the Company issued 14,475,571 shares of common stock amounting to $873,091 pursuant to the registration statement on S-8 to thirteen employees and eighteen consultants as payment in lieu of salaries and consulting fees.

(xx) During the year ended March 31, 2001, SovCap Equity Partners exchanged $550,000 of their Bridge Notes for 9,717,425 shares of common stock

NOTE 12 - COMMITMENTS:
----------------------

Leases

     Office space is leased through Global Tracker Corporation. The current lease requires a monthly payment of $3,968. The lease term is five years, expiring November 30, 2004. Rental expense for the year ended March 31, 2001 amounted to $ 47,872 and $110,339 for the year ended March 31, 2000. Included in the expenses for the year ended March 31, 2000 is un-amortized portions of rent of previously leased office space.

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

NOTE 13 - RELATED PARTY TRANSACTIONS:
-------------------------------------

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

     We retain certain key management personnel under contract. Included in expenses are consulting and management fees paid under the aforementioned contracts totaling, in the aggregate, $375,000 for the year ended March 31, 2001 and $325,000 for the year ended March 31, 2000.

     Our President, Chief Operating Officer and Chief Financial Officer, Jay Stulberg, is the sole shareholder of Global Tracker Corporation. Global Tracker acquired Tracker Canada's assets at arms length in an insolvency proceeding. Global Tracker leases all of such assets to us.

NOTE 14 - INCOME TAXES:
-----------------------

     The estimated deferred tax asset of $5,454,000 and $4,648,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to March 31, 2001 and March 31, 2000 respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $14,567,000 ($12,357,000 as at March 31,2000) expire starting in 2001; the benefit of these losses has not been reflected in these consolidated financial statements.

                                         March 31,               March 31,
                                           2001                     2000
                                     ------------------     ------------------
Deferred tax liabilities             $               0      $               0
Deferred tax assets
            Net operating losses             5,454,000              4,648,000
                                     ------------------     ------------------
                                             5,454,000              4,648,000
            Valuation allowance             (5,454,000)            (4,648,000)
                                     ------------------     ------------------
                                     $               0      $               0
                                     ==================     ==================

The valuation allowance did increase by $806,504 during the year.

NOTE 15 - DISCONTINUED OPERATIONS
---------------------------------

     We discontinued our CPS Program in September 1997. All telemarketing rooms were closed and the Corporate Telemarketing Centers in Toronto, Canada and in Smyrna, Georgia were abandoned.

There are no remaining assets and liabilities of the Discontinued Operation:

                                                            2001          2000
Assets:
-------
            Deferred charge - current portion            $     --       $114,405
            Deferred charges - long term                 $     --       $ 21,514
                                                         ----------     --------
            Total deferred charges                       $     --       $135,579

                       THE TRACKER CORPORATION OF AMERICA
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Liabilities:
------------
            Deferred revenues - current portion          $     --       $192,135
            Deferred revenues - long term                $     --       $ 23,109
                                                         ----------     --------
            Total revenues charges                       $     --       $215,244


Summary Statement of Operations from discontinued operations
------------------------------------------------------------

                                       From Inception (May 6, 1993)            For the
                                             Through March 31,            Year ended March 31,

                                                  2001                  2001            2000
Revenue                                        $11,989,167           $   215,244   $   197,602

Cost of sales                                    9,089,000               211,846       120,426

Gross profit                                     2,900,167                 3,398        77,176

Gain (loss) from discontinued operations       $ 2,900,167           $     3,398   $    77,176
                                               ===========           ===========   ===========

