Form 10QSB
period 2001-06-30
TRACKER CORP OF AMERICA
filed 2001-08-14
CIK 789853

Date Filed: August 14, 2001


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  ------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period year ended June 30, 2001, or
                                      -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to ____________________


                         Commission file number 0-24944
                                                -------



                    THE TRACKER CORPORATION OF AMERICA, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



             Delaware                                          86-0767918
  ------------------------------                           -------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)


 1120 Finch Avenue West, Suite 303, North York, Ontario, Canada         M3J 3H8
-------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code       (416) 663-8222
                                                   ---------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

   Classes of Common Stock                        Outstanding at August 10, 2001
   -----------------------                        ------------------------------

   Common Stock, $0.001 par value                           92,141,735
   Class B Common Stock, $0.00000007 par value                       0

                    THE TRACKER CORPORATION OF AMERICA, INC.


                                      INDEX
                                      -----



                                                                           Page
                                                                           ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                              1

           Consolidated Balance Sheet as of June 30, 2001
           and March 31, 2001                                                2

           Consolidated Statement of Operations for the three
           months ended June 30, 2001 and 2000 and for the period
           from May 6, 1993 (inception) through June 30, 2001                3

           Consolidated  Statement  of Cash Flows for the three  months ended June 30, 2001 and 2000 and for the period from
           May 6, 1993 (inception) through June 30, 2001                     4

           Notes to Financial Statements                                     5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

PART II.   OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities                                  10

Item 6.    Exhibits and Reports on Form 8-K                                 11

                           PART I FINANCIAL INFORMATION

                    Item 1. Financial Statements (Unaudited)




                                      THE TRACKER CORPORATION OF AMERICA
                                        ( A Development Stage Company)
------------------------------------------------------------------------------------------------------------

                                          CONSOLIDATED BALANCE SHEET
                                          --------------------------

                                                    Assets
                                                                                  June 30,         March 31,
                                                                                   2001              2001
                                                                               ------------      ------------
Current assets
  Accounts receivable                                                          $     42,216      $       --
  Due from related parties                                                          125,535           149,716
  Prepaid expenses and deposits                                                      12,000            12,000
  Deferred charges                                                                     --                --
                                                                               ------------      ------------
       Total current assets                                                         179,751           161,716


       Total assets                                                            $    179,751      $    161,716
                                                                               ============      ============


                                     Liabilities & Shareholders' Deficit

Current liabilities
  Accounts payable                                                             $    468,296      $    458,972
  Accrued liabilities                                                               736,015           673,086
  Due to shareholders                                                                13,806            13,806
  Convertible bridge notes                                                        1,790,000         1,720,000
  Debenture payable                                                                  31,809            31,809
  Convertible debentures                                                            465,790           465,790
                                                                               ------------      ------------
       Total current liabilities                                                  3,505,715         3,363,463



Shareholders' deficiency
   Common stock, $.001par value, 90,000,000 shares authorized,
   91,914,859 (86,406,347 - March 31, 2001) shares issued and outstanding            91,915            86,406

   Convertible senior preferred stock, $.001 par value, 6,500,000 shares authorized, NIL issued and outstanding

  Class B voting common stock, $0.00000007 par value, 20,000,000 shares authorized, 606,730 (606,730 - March 31, 2001) issued and outstanding

  Paid-in capital                                                                18,822,679        18,735,962
  Other capital                                                                    (248,336)         (248,336)
  Deficit accumulated during the development stage                              (21,992,222)      (21,775,779)
                                                                               ------------      ------------

    Total shareholders' deficit                                                  (3,325,964)       (3,201,747)
                                                                               ------------      ------------


    Total liabilities and shareholders' deficit                                $    179,751      $    161,716
                                                                               ============      ============




The accompanying notes are an integral part of these consolidated financial statements.


                                          THE TRACKER CORPORATION OF AMERICA
                                            ( A Development Stage Company)
 ------------------------------------------------------------------------------------------------------------------
                                         CONSOLIDATED STATEMENT OF OPERATIONS


                                                             From Inception
                                                              (May 6, 1993)                   For 3 months
                                                           through June 30, 2001             ending June 30

                                                                   2001                   2001              2000
                                                           ---------------------      ------------      ------------
Revenue                                                         $    538,320          $     42,400      $     14,251

Cost of sales                                                        203,473                12,062             9,389
                                                                ------------          ------------      ------------

Gross profit                                                         334,847                30,338             4,863
                                                                ------------          ------------      ------------

Development costs
  Operational                                                      3,630,725                33,567            66,201
  Information systems                                              2,090,533                54,011            61,922
  Sales and marketing                                              6,096,134                26,633           178,566
  General and administrative                                      15,097,425               132,569           174,315
                                                                ------------          ------------      ------------

Total development costs                                           26,914,816               246,781           481,003

Loss from continuing operations                                  (26,579,969)             (216,443)         (476,140)

Discontinued operations:
  Gain from operation                                              4,744,836                  --              19,916
  Gain (loss) on disposal of CPS segment                            (157,088)                 --                --
                                                                ------------          ------------      ------------
                                                                   4,587,748                  --              19,916
                                                                ------------          ------------      ------------

Net loss applicable to common stock                             $(21,992,221)         $   (216,443)     $   (456,224)
                                                                ============          ============      ============



Basic and Diluted Earnings (loss) per share of common stock

Loss from continuing operations                                 $      (0.98)         $      (0.00)     $      (0.01)

Gain (loss) from discontinued operation                         $       0.17          $       --        $       0.00
                                                                ------------          ------------      ------------

Net loss                                                        $      (0.80)         $      (0.00)     $      (0.01)
                                                                ============          ============      ============

Weighted average number of shares
   outstanding                                                    27,156,164            89,123,019        56,627,509
                                                                ============          ============      ============




The accompanying notes are an integral part of these consolidated financial statements.



                                          THE TRACKER CORPORATION OF AMERICA
                                             (A Development Stage Company)
-----------------------------------------------------------------------------------------------------------------------

                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                         ------------------------------------




                                                                     From inception
                                                                      (May 6, 1993)     Period ended      Period ended
                                                                     through June 30      June 30,          June 30,
                                                                          2001              2001              2000
                                                                      ------------      ------------      ------------
Cash flows from (used in) operating activities:
  Net loss                                                            $(21,992,222)     $   (216,443)     $   (456,224)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation                                                           380,019              --                --
    Loss on sale of long-term investment                                    13,414              --                --
    Rent, consulting and marketing services, employee                      571,900              --                --
    Compensation settled via the issuance of company shares              6,308,363              --                --
    Changes in assets and liabilities:
        Prepaid expenses and deposits                                      (29,273)             --                --
        Accounts receivable                                                (42,216)          (42,216)             --
        Deferred charges                                                         0              --              33,895
        Deferred revenue                                                         0              --             (53,811)
        Due to related parties                                              24,181            24,181              --
        Due from related parties                                          (149,716)             --
        Accounts payable and accrued liabilities                         1,218,955            72,253            74,192
                                                                      ------------      ------------      ------------

  Net cash used in operating activities                                (13,696,595)         (162,226)         (401,948)
                                                                      ------------      ------------      ------------

Cash flows from (used in) investing activities:                               --
  Acquisition of fixed assets                                                6,028              --                --
  Loan to shareholders                                                    (356,412)             --                --
  Repayment of loans to shareholders                                       370,218              --                --
  Note receivable                                                         (200,317)             --                --
  Repayment of note receivable                                             200,317              --                --
  Long-term investment                                                  (2,301,372)             --                --
  Unwind of long-term investment                                         2,287,958              --
                                                                      ------------      ------------      ------------
  Net cash from (used in) investing activities                               6,420              --                --
                                                                      ------------      ------------      ------------

Cash flows from (used in) financing activities:                               --
  Issuance of common shares                                             11,106,711            92,226              --
  Issuance of preferred shares                                           1,050,000              --
  Issuance of convertible subordinated debentures                        2,189,529              --                --
  Repayment of debentures and convertible subordinated debentures         (307,401)             --                --
  Issuance of convertible bridge notes                                   1,790,000            70,000              --
  Share issue costs                                                     (1,684,735)             --                --
                                                                      ------------      ------------      ------------
  Net cash from (used in) financing activities                          14,144,103           162,226
                                                                      ------------      ------------      ------------
Effect of exchange rate changes                                           (453,929)             --                --
                                                                      ------------      ------------      ------------
Increase (decrease) in cash and cash equivalents during                         (0)               (0)         (401,948)
  the period

Cash and cash equivalents, beginning of period                                --                --             497,749
                                                                      ------------      ------------      ------------

Cash and cash equivalents, end of period                              $         (0)     $         (0)     $     95,800
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

     On July 28, 1998, pursuant to an agreement with the FTC we discontinued our credit card registration service, which had been the primary source of our revenues through September 1997. The FTC agreement and the cessation of the credit card registration service resulted in the insolvency and dissolution of Tracker Canada. The liquidation and dissolution occurred in February 1998.

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

NOTE 2 - GOING CONCERN:
-----------------------

     We have been in a development stage since its inception on May 6, 1993. The likelihood that we will attain profitability depends on many factors, including our ability to obtain adequate financing and generate sufficient revenues. Management is currently working to secure adequate capital through the private placement of securities for the purpose of executing its revised business plan . The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, although the report of our former independent accountant as of and for the year ended March 31, 1999, and our independent accountant as of and for each of the years ended March 31, 2000 and March 31, 2001, express substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


NOTE 5 - DUE TO RELATED PARTIES:
-------------------------------

     Global Tracker Corporation has incurred expenses on behalf of the Company. The balance represents un-reimbursed portion of these expenses.

NOTE 6 - PROPERTY AND EQUIPMENT:
--------------------------------

     We currently lease all of our equipment from Global Tracker under short-term agreements classified as operating leases. Lease payments are expensed as incurred. The lease expense for the period was $1,919. See Note 1.

NOTE 7 - ACCRUED LIABILITIES:
-----------------------------

Accrued liabilities comprise the following:
                                                      June 30,     March 31,
                                                        2001         2001
                                                      --------     --------


Interest expense for convertible debentures           $566,015     $503,086
Others                                                 170,000      170,000
                                                      --------     --------
                                                      $736,015     $673,086
                                                      ========     ========


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

     We believe the societal trend towards using the internet for purchasing goods and services as well as a myriad of business applications including advertising, cost controls and reductions will have a positive effect on our future financial results through enhanced sales. In June 2001, we upgraded our website to enable web hosting along with our e-commerce applications for the sale of our products and services. The website enables existing customers to upgrade our applications. We hope to add new recurring revenue stream s through the introduction of web hosting.

Overview

Revenues

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

Information Systems

     The costs associated with information systems primarily relate to our efforts to enhance our business information systems software including adapting it to function effectively with wireless handheld devices and web enabling.

Sales and Marketing

     We sell our personal property registration kit primarily through resellers while our business information systems is sold primarily through our direct sales forces. Selling and marketing expenses consist mostly of personnel costs, travel and promotional events such as trade shows, advertising, market research and public relations programs.

General and Administrative

     General and administrative expenses include executive compensation, legal and accounting fees and administrative costs associated with our facilities such as rent, office supplies, telephone expenses and corporate travel.

Results of Operations


Quarter Ended June 30, 2001 Compared To Quarter Ended June 30, 2000

     Revenues. Revenues increased by 198% to $42,400 for the quarter ended June 30, 2001 compared to $14,251 for the three months ended June 30, 2000. The increase in revenues was primarily due to initial sales efforts by Warrantech under our new agreement. We expect revenues to increase due to our new agreement with Warrantech and enhancements to our business information system products.

     Costs of Sales. Costs of sales increased by 28% to $12,062 for the quarter ended June 30, 2001 compared to $9,389 for the three months ended June 30, 2000. This increase is commensurate with the increase in ID and Recovery revenue generated by the Warrantech sale. There were no appreciable costs associated with the business information. We expect cost of sales to increase in accordance with our expected improvement in revenue.

     Operational. Operational costs decreased by 49% to $33,567 for the three months ended June 30, 2001 compared to $66,201 for the three months ended June 30, 2000. This decrease reflects our efforts to cut costs until such time as our sales efforts prove successful. We expect these costs to increase over the next quarter.

     Information Systems. Information systems costs decreased by 13% to $54,011 for the three months ended June 30, 2001 compared to $61,922 for the three months ended June 30, 2000. The decrease resulted from the need to reduce costs until our sales efforts generate some preliminary successes We expect these costs increase as new sales require improvements and enhancements to our current offerings.

     Sales and Marketing. Sales and marketing expenses decreased by 85% to $26,633 for the three months ended June 30, 2001 compared to $178,566 for the three months ended June 30, 2000. This decrease in sales and marketing expenses reflects the fact that no new start up costs were expended and most of the sales force has been converted to commission only. Until we find a significant market niche for our products and services, we expect these expenses to continue to grow in relationship to sales.

     General and Administrative. General and administrative expenses decreased by 24% to $132,569for the three months ended June 30, 2001 compared to $174,315 for the three months ended June 30, 2000. The decrease in general and administrative expenses primarily resulted from the necessity to contain costs while we try and build sales. These costs are expected to slightly increase as we continue to build infrastructure to support new sales initiatives.

Liquidity and Capital Resources

     From our inception, we have primarily financed our operations through funds generated from the sale of capital stock, notes and debentures. Our losses since inception total approximately $21,992,221 as of June 30, 2001. Since August 1999, we have received approximately $2,290,000 in venture capital funding from off shore investors through the issuance of convertible bridge financing notes and associated warrants. We have used these funds primarily to fund the development of our new products and services. We plan to immediately convert these notes into common stock upon the registration of the underlying common stock to the notes and warrants. Thereafter, we may call, and the security holders may exercise, the outstanding warrants. We estimate that we could receive up to an additional $1,000,000 through the exercise of the warrants over the next twelve months.

     As of June 30, 2001, we are in default under the terms of our convertible debentures in the principal amount of $475,790 plus accrued interest at 15% per annum. Under the default, the debenture holders have the same rights as any unsecured creditor. Based on preliminary negotiations, we believe that some of the debenture holders are still inclined to convert the outstanding debt into common stock. We estimate the balance will be retired over the next twenty-four months through either conversion or future income streams. Our financial statements presently account for the fact that the debenture holders will not convert the outstanding debt. Consequently, if they do decide to convert their debt into common stock, our liquidity will improve.

     We are in default under a three-year real property lease that commenced on May 15, 1997. The lease requires an annual payment of $41,772. We negotiated a final settlement in the amount of $10,000, which currently remains unpaid.

     For the three months ended June 30, 2001 and 2000, cash used in operating activities totaled$162,226 and $401,948, respectively. Net losses were $216,443 and $456,224 for the three months ended June 30, 2001 and 2000, respectively.

     Cash from investing activities was $NIL and $NIL for the three months ended June 30, 2001 and 2000, respectively.

     Cash provided by financing activities amounted to $162,226 and $NIL for the three months ended June 30, 2001 and 2000, respectively. During the three months ended June 30, 2001, we received $92,226 from the sale of common stock and $70,000 from the issuance of convertible bridge financing notes.

     Our current cash projections indicate that our short-term annual funding requirements will be approximately $750,000 for the next twelve months. We anticipate that future cash sales and equity or debt financing will cover our long-term cash needs, but this might not occur. No assurance can be given that the necessary funding will be available to us when needed, in sufficient amounts, on acceptable terms, or at all. Any failure to receive sufficient funding could affect our ability to continue as a going concern.

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

                                     PART II

                                OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

     As of June 30, 2001, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790, plus accrued interest.

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

4.1+           Specimen Common Stock Certificate

9.1+ Agreement dated December 21, 1993 by and among 1046523 Ontario Limited, Gregg C. Johnson and Bruce Lewis.

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

10.50+(6)      Non-Qualified  Stock Option Award  Agreement  dated  December 31,
               1999 between Jay Stulberg and The Tracker Corporation of America

10.51+(6)      Incentive  Stock Option Award  Agreement  dated December 31, 1999 between Christopher Creed and The Tracker Corporation of America

10.52+(6)      Incentive  Stock Option Award  Agreement  dated December 31, 1999 between Tizio Panara and The Tracker Corporation of America

10.53+(7)      2000 Stock Wage and Fee Payment Plan

23.1+(9)       Consent of J. L. Stephan Co., P. C.

23.2+(9)       Consent of Hirsch Silberstein & Subelsky, P.C.

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

+(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 2001 (filed July 16, 2001).

(b)      Reports on Form 8-K

     One report was filed on Form 8-K with the SEC during the quarter ended June 30, 2001. The Form 8-K was filed on June 6, 2001 and involved Item 5 - Other Events concerning an open letter to shareholders. No financial statements were filed with the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

     Date:  August 14, 2001                         THE TRACKER CORPORATION
                                                    OF AMERICA, a Delaware
                                                    corporation


                                                By:   /s/ Bruce I. Lewis
                                                      --------------------------
                                                      Bruce I. Lewis
                                                      Chief Executive Officer