Form 10QSB
period 2001-09-30
TRACKER CORP OF AMERICA
filed 2001-11-21
CIK 789853

Date Filed: November 21, 2001


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  ------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period year ended September 30, 2001, or
                                               ---------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to ____________________

                         Commission file number 0-24944




                    THE TRACKER CORPORATION OF AMERICA, INC.
           ---------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                             86-0767918
 ------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

     1120 Finch Avenue West, Suite 303, North York, Ontario, Canada M3J 3H8
    -----------------------------------------------------------------------
         (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code       (416) 663-8222
                                                   -------------------------


Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

Classes of Common Stock                        Outstanding at November 14, 2001
-----------------------                        --------------------------------
Common Stock, $0.001 par value                               93,400,000
Class B Common Stock, $0.00000007 par value                           0

                    THE TRACKER CORPORATION OF AMERICA, INC.

                                      INDEX
                                      -----



                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                                1

          Consolidated Balance Sheet as of September 30, 2001
          and March 31, 2001                                                  2

          Consolidated Statement of Operations for the three and six months ended September 30, 2001 and 2000 and for the period
          from May 6, 1993 (inception) through September 30, 2001             3

          Consolidated Statement of Cash Flows for the six months ended September 30, 2001 and 2000 and for the period from
          May 6, 1993 (inception) through September  30, 2001                 4

          Notes to Financial Statements                                       5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9

PART II.  OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities                                    14

Item 6.   Exhibits and Reports on Form 8-K                                   14

                           PART I FINANCIAL INFORMATION
                    Item 1. Financial Statements (Unaudited)






                                    THE TRACKER CORPORATION OF AMERICA
                                      ( A Development Stage Company)
----------------------------------------------------------------------------------------------------------

                                        CONSOLIDATED BALANCE SHEET
                                        --------------------------

                                                  Assets
                                                                               Sept.30        March 31,
                                                                                 2001           2001
                                                                             ------------    ------------
Current assets
  Accounts receivable                                                        $     12,741    $       --
  Due from related parties                                                         95,846         149,716
  Prepaid expenses and deposits                                                    12,000          12,000
  Deferred charges                                                                   --              --
                                                                             ------------    ------------
       Total current assets                                                       120,588         161,716
                                                                             ------------    ------------


       Total assets                                                          $    120,588    $    161,716
                                                                             ============    ============


                                    Liabilities & Shareholders' Deficit

Current liabilities
  Accounts payable                                                           $    477,092    $    458,972
  Accrued liabilities                                                             805,518         673,086
  Due to shareholders                                                              13,806          13,806
  Convertible bridge notes                                                      1,825,000       1,720,000
  Debenture payable                                                                31,809          31,809
  Convertible debentures                                                          465,790         465,790
                                                                             ------------    ------------
       Total current liabilities                                                3,619,015       3,363,463



Shareholders' deficiency
   Common stock, $.001par value, 90,000,000 shares authorized,

    91,914,859 (86,406,347 - March 31, 2001) shares issued and outstanding         92,142          86,406

   Convertible senior preferred stock, $.001 par value, 6,500,000 shares authorized, NIL issued and outstanding

  Class B voting common stock, $0.00000007 par value, 20,000,000 shares authorized, 606,730 (606,730 - March 31, 2001) issued and outstanding

  Paid-in capital                                                              18,852,015      18,735,962
  Other capital                                                                  (248,336)       (248,336)
  Deficit accumulated during the development stage                            (22,194,248)    (21,775,779)
                                                                             ------------    ------------

    Total shareholders' deficit                                                (3,498,427)     (3,201,747)
                                                                             ------------    ------------


    Total liabilities and shareholders' deficit                              $    120,588    $    161,716
                                                                             ============    ============




The accompanying notes are an integral part of these consolidated financial statements.





                                               THE TRACKER CORPORATION OF AMERICA
                                                 ( A Development Stage Company)
-----------------------------------------------------------------------------------------------------------------------------------
                                              CONSOLIDATED STATEMENT OF OPERATIONS
                                              ------------------------------------



                                                       For 3 months                  For 6 months       From Inception (May 6, 1993)
                                                   ending September 30            ending September 30     through September 30/00
                                               --------------------------    -------------------------- ---------------------------
                                                   2001          2000            2001          2000              2001
                                               ------------  ------------    ------------  ------------      ------------
Revenue                                        $      4,016  $         98    $     46,417  $     14,349      $    542,336

Cost of sales                                         1,486            57          13,549         9,446           204,959
                                               ------------  ------------    ------------  ------------      ------------

Gross profit                                          2,530            40          32,868         4,903           337,377
                                               ------------  ------------    ------------  ------------      ------------

Development costs
  Operational                                        22,291        56,206          55,857       122,407         3,653,015
  Information systems                                54,280       108,592         108,291       170,513         2,144,813
  Sales and marketing                                16,672       163,780          43,305       342,345         6,112,806
  General and administrative                        111,313       173,082         243,883       347,397        15,208,739
                                               ------------  ------------    ------------  ------------      ------------

Total development costs                             204,556       501,660         451,337       982,663        27,119,372

Gain(Loss) from continuing operations              (202,026)     (501,619)       (418,469)     (977,759)      (26,781,995)

Gain(Loss) from Discontinued operations
  Gain from operation                                     0        19,916               0        39,832         4,744,836
  Gain (loss) on disposal of CPS segment               --            --              --            --            (157,088)
                                               ------------  ------------    ------------  ------------      ------------
                                                          0        19,916               0        39,832         4,587,748
                                               ------------  ------------    ------------  ------------      ------------

Net profit (loss) applicable to common stock   $   (202,026) $   (481,703)   $   (418,469) $   (937,927)     $(22,194,247)
                                               ============  ============    ============  ============      ============



Profit (Loss) per share of common stock

Loss from continuing operations                $      (0.00) $      (0.01)   $      (0.00) $      (0.02)     $      (1.03)

Gain (loss) from discontinued operation                --            0.00            --            0.00              0.18
                                               ------------  ------------    ------------  ------------      ------------

Net loss                                       $      (0.00) $      (0.01)   $      (0.00) $      (0.02)     $      (0.85)
                                               ============  ============    ============  ============      ============

Weighted average number of shares
   outstanding                                   90,613,471    56,875,914      90,613,471    56,875,914        26,045,307
                                               ============  ============    ============  ============      ============




            The accompanying notes are an integral part of these consolidated financial statements.




                                             THE TRACKER CORPORATION OF AMERICA
                                               (A Development Stage Company)
--------------------------------------------------------------------------------------------------------------------------

                                            CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                           From inception
                                                                            (May 6, 1993)    Period ended     Period ended
                                                                           through Sept.30      Sept.30         Sept.30
                                                                                 2001            2001            2000
                                                                             ------------    ------------    -------------
Cash flows from (used in) operating activities:
  Net loss                                                                   $(22,194,248)   $   (418,469)   $   (937,927)
  Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation                                                                  380,019            --              --
    Loss on sale of long-term investment                                           13,414            --              --
    Rent, consulting and marketing services, employee                             571,900            --              --
    Compensation settled via the issuance of company shares                     6,308,363            --              --
    Changes in assets and liabilities:
        Prepaid expenses and deposits                                             (29,273)           --              --
        Accounts receivable                                                       (12,741)        (12,741)           --
        Deferred charges                                                                0            --            67,789
        Deferred revenue                                                                0            --          (107,621)
        Due to related parties                                                     53,869          53,869         (10,402)
        Due from related parties                                                 (149,716)           --
        Accounts payable and accrued liabilities                                1,297,255         150,553         145,461
                                                                             ------------    ------------    ------------

  Net cash used in operating activities                                       (13,761,157)       (226,788)       (842,700)
                                                                             ------------    ------------    ------------

Cash flows from (used in) investing activities:                                      --
  Acquisition of fixed assets                                                       6,028            --              --
  Loan to shareholders                                                           (356,412)           --              --
  Repayment of loans to shareholders                                              370,218            --              --
  Note receivable                                                                (200,317)           --              --
  Repayment of note receivable                                                    200,317            --              --
  Long-term investment                                                         (2,301,372)           --              --
  Unwind of long-term investment                                                2,287,958            --
                                                                             ------------    ------------    ------------
  Net cash from (used in) investing activities                                      6,420            --
                                                                             ------------    ------------    ------------

Cash flows from (used in) financing activities:
  Issuance of common shares                                                    11,136,273         121,788         (73,500)
  Issuance of preferred shares                                                  1,050,000            --
  Issuance of convertible subordinated debentures                               2,189,529            --              --
  Repayment of debentures and convertible subordinated debentures                (307,401)           --              --
  Issuance of convertible bridge notes                                          1,825,000         105,000         500,000
  Share issue costs                                                            (1,684,735)           --              --
                                                                             ------------    ------------    ------------
  Net cash from (used in) financing activities                                 14,208,666         226,788         426,500
                                                                             ------------    ------------    ------------
Effect of exchange rate changes                                                  (453,929)           --

                                                                             ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents during                                 0               0        (416,201)
  the period

Cash and cash equivalents, beginning of period                                       --              --           497,749
                                                                             ------------    ------------    ------------

Cash and cash equivalents, end of period                                     $          0    $          0    $     81,549
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





NOTE 7 - ACCRUED LIABILITIES:
-----------------------------

Accrued liabilities comprise the following:


                                              September 30,   March 31,
                                                  2001         2001
                                                --------     --------


Interest expense for convertible debentures     $635,518     $503,086
Others                                           170,000      170,000
                                                --------     --------
                                                $805,518     $673,086
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

Sales and Marketing

         We sell both our personal property registration kit and information systems software primarily through resellers. Selling and marketing expenses consist mostly of personnel costs, travel and promotional events such as trade shows, advertising, market research and public relations programs.

General and Administrative

         General and administrative expenses include executive compensation, legal and accounting fees and administrative costs associated with our facilities such as rent, office supplies, telephone expenses and corporate travel.

Results of Operations

Quarter Ended September 30, 2001 Compared To Quarter Ended September 30, 2000

         Revenues. Revenues from our business information systems software increased by 3990% to $4,016 for the three months ended September 30, 2001 compared to $98 for the three months ended September 30, 2000. The increase in revenues was primarily due to the fact that the previous year our emphasis was limited to the development of new products and services. We expect revenue to increase as we continue our roll out of new products and services.

         Costs of Sales. Costs of sales increased by 2500% to $1,486 for the three months ended September 30, 2001 compared to $57 for the three months ended September 30, 2000. We expect cost of sales to increase in accordance with our expected improvement in revenue.

         Operational. Operational costs decreased by 60% to $22,291 for the three months ended September 30, 2001 compared to $56,206 for the three months ended September 30, 2000. This decrease reflects our need to curtail costs resulting from a cutback from our current financing sources. We expect these costs to be further cut back until such time as our sales performance improves.

         Information Systems. Information systems costs decreased by 50% to $54,280 for the three months ended September 30, 2001 compared to $108,592 for the three months ended September 30, 2000. We expect these costs to continue to decrease until such time as our sales performance improves.

         Sales and Marketing. Sales and marketing expenses decreased by 90% to $16,672 for the three months ended September 30, 2001 compared to $163,780 for the three months ended September 30, 2000. This decrease in sales and marketing expenses reflects the decision to switch to a reseller and straight commission sales force in an effort to conserve capital during the current cut-back in financing.

         General and Administrative. General and administrative expenses decreased by 36% to $111,313 for the three months ended September 30, 2001 compared to $173,082 for the three months ended September 30, 2000. The decrease in general and administrative expenses primarily resulted from the necessity to cut-back costs to reflect reduced financing. These costs are expected to slightly decrease until such time as we arrange new financing or improve sale performance.

Six Months Ended September 30, 2001 Compared To Six Months Ended September 30, 2000



         Revenues. Revenues from our personal property registration kits increased by 223% to $46,417 for the six months ended September 30, 2001 compared to $14,349 for the six months ended September 30, 2000 The increase in revenues was primarily due to initial sales efforts by Warrantech under our new agreement. We expect revenues to increase due to our new agreement with Warrantech and enhancements to our business information system products.

         Costs of Sales. . Costs of sales increased by 43% to $13,549 for the six months ended September 30, 2001 compared to $9,446 for the six months ended September 30, 2000. This increase is commensurate with the increase in ID and Recovery generated by the Warrantech sale. There were no appreciable costs associated with the business information We expect cost of sales to increase in accordance with our expected improvement in revenue.

         Operational. Operational costs decreased by 54% to $55,857 for the six months ended September 30, 2001 compared to $122,407 for the six months ended September 30, 2000. This decrease reflects our need to cut costs in light of the financing cuts or until such time as our sales efforts prove successful. We expect further cost reductions may be necessary for the foreseeable future.

         Information Systems. Information systems costs decreased by 37% to $108,291 for the six months ended September 30, 2001 compared to $170,513 for the six months ended September 30, 1999. The decrease resulted from the need to reduce costs until our sales efforts generate some preliminary successes We expect these costs to increase when new sales require improvements and enhancements to our current offerings.

         Sales and Marketing. Sales and marketing expenses decreased by 87% to $43,305 for the six months ended September 30, 2001 compared to $342,345 for the six months ended September 30, 2000. This decrease in sales and marketing expenses reflects the fact that no new start up costs were expended and most of the sales force has been converted to commission only. Until we find a significant market niche for our products and services, we expect these expenses to continue to grow in relationship to sales.

         General and Administrative. General and administrative expenses decreased by 104% to $243,883 for the six months ended September 30, 2001 compared to $347,397 for the six months ended September 30, 2000. The decrease in general and administrative expenses primarily resulted from the necessity to contain costs while we try and build sales. These costs are expected to hold or decrease slightly in the short term while we support currentsales initiatives.

Liquidity and Capital Resources

         From our inception, we have primarily financed our operations through funds generated from the sale of capital stock, notes and debentures. Our losses since inception total approximately $22,194,228 as of September 30, 2001. Since August 1999, we have received approximately $2,395,000 in venture capital funding from off shore investors through the issuance of convertible bridge financing notes and associated warrants. We have used these funds primarily to fund the development of our new products and services. We plan to immediately convert these notes into common stock upon the registration of the underlying common stock to the notes and warrants. Thereafter, we may call, and the security holders may exercise, the outstanding warrants. We estimate that we could receive up to an additional $1,000,000 through the exercise of the warrants over the next twelve months.

         As of September 30, 2001, we are in default under the terms of our convertible debentures in the principal amount of $475,790 plus accrued interest at 15% per annum. Under the default, the debenture holders have the same rights as any unsecured creditor. Based on preliminary negotiations, we believe that some of the debenture holders are still inclined to convert the outstanding debt into common stock. Our financial statements presently account for the fact that the debenture holders will not convert the outstanding debt. Consequently, if they do decide to convert their debt into common stock, our liquidity will improve.

         We are in default under a three-year real property lease that commenced on May 15, 1997. The lease requires an annual payment of $41,772. We negotiated a final settlement in the amount of $10,000, which currently remains unpaid.

         Our operating activities have used cash in each of the last two fiscal years. Cash used in operating activities totaled $2,210,800 and $1,899,790 for the years ended March 31, 2001 and 2000, respectively. This resulted from net losses of $2,210,800 and $1,811,943 for the years ended March 31, 2001 and 2000, respectively.

         Cash from investing activities was $15,241 and $12,637 for the years ended March 31, 2001 and 2000, respectively. There has been no cash from investing activities for this period.

         Cash provided by financing activities amounted to $591,308 and $2,030,167 for the year ended March 31, 2001 and 2000, respectively. During the year ended March 31, 2001, we received $1,045,527 from the sale of common stock and $570,000 from the issuance of convertible bridge financing notes. During the year ended March 31, 2000, we received $694,902 from the sale of common stock and $1,700,000 from the issuance of convertible bridge financing notes. We also repaid $10,000 of debentures and convertible subordinated debentures


         For the six months ended September 30, 2001 and 2000, cash used in operating activities totaled$226,788 and $842,700, respectively. Net losses were $418,469 and $937,927 for the six months ended September 30, 2001 and 2000, respectively.

         Our current cash projections indicate that our short-term annual funding requirements will be approximately $500,000 for the next twelve months. We anticipate that future cash sales and equity or debt financing will cover our long-term cash needs, but this might not occur. No assurance can be given that the necessary funding will be available to us when needed, in sufficient amounts, on acceptable terms, or at all. Any failure to receive sufficient funding could affect our ability to continue as a going concern.

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

In September 2000, the EITF reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. Adoption of this consensus did not change the Company's existing accounting policies or disclosures

                                     PART II

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

24.1              Power of Attorney
----------------

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

+(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 2000 (filed July 17, 2000).

(b)      Reports on Form 8-K


         No reports were filed on Form 8-K with the SEC for the quarter ended September 30, 2001


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


          Date:  November 21, 2001          THE TRACKER CORPORATION

                                            OF AMERICA, a Delaware
                                            corporation


                                            By:      /s/ Bruce I. Lewis
                                                ----------------------------
                                                     Bruce I. Lewis
                                                     Chief Executive Officer

                                                                    Exhibit 24.1


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on this Form 10-QSB hereby constitutes and appoints Bruce I. Lewis and Jay S. Stulberg, or either of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (unless revoked in writing) to sign any or all amendments (including post-effective amendments thereto) to this Form 10-QSB to which this power of attorney is attached, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                          TITLE                         DATE
--------------------------------------------------------------------------------



/s/ Bruce I. Lewis            Chief Executive Officer          November 21, 2001
------------------            (Principal Executive Officer),
Bruce I. Lewis                Director


/s/ Jay S. Stulberg           President, Chief Operating       November 21, 2001
-------------------           Officer, Chief Financial
Jay S. Stulberg               Officer (Principal Financial
                              Officer and Principal
                              Accounting Officer),
                              Secretary, Director



                              Director                         November 21, 2001
--------------------
David G. R. Butler


                              Director                         November 21, 2001
-------------------
Carl J. Corcoran


/s/ H. Joseph Greenberg       Director                         November 21, 2001
-----------------------
H. Joseph Greenberg