Form 10QSB
period 2001-12-31
TRACKER CORP OF AMERICA
filed 2002-05-24
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________

FORM 10-QSB

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period year ended December 31, 2001, or

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to ____________________

Commission file number 0-24944

                           THE TRACKER CORPORATION OF AMERICA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0767918

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

860 Denison Street, Unit 7, Markham, Ontario, L3R 4H1

(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code   (905) 940 8118

Indicate by check 4whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No   ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

            Classes of Common Stock                                                           Outstanding at May 21, 2002

            Common Stock, $0.001 par value                                                                      93,400,000
            Class B Common Stock, $0.00000007 par value                                                              0

THE TRACKER CORPORATION OF AMERICA, INC.

INDEX

		Page

PART 1	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheet as of December 31, 2001 and March 31, 2001	2

	Consolidated Statement of Operations for the three and nine months ended December 31, 2001 and 2000 and for the period from May 6, 1993 (inception) through December 31, 2001	3

	Consolidated Statement of Cash Flows for the nine months ended December 31, 2001 and 2000 and for the period from May 6, 1993 (inception) through December 31, 2001	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II.	OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities	10

Item 6.	Exhibits and Reports on Form 8-K	11

 ii

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

 iii

THE TRACKER CORPORATION OF AMERICA
( A Development Stage Company)

CONSOLIDATED BALANCE SHEET

Assets
	Dec. 31	March 31,
	2001	2001

Total assets	$-	$-

Liabilities & Shareholders' Deficit

Current liabilities

Due to shareholders	$156,033	$13,806
Convertible bridge notes	1,875,000	1,720,000
Net liabilities of discontinued operations	1,750,229	1,467,940

Total current liabilities	3,781,263	3,201,747

Shareholders' deficiency
Common stock, $.001par value, 93,400,000 shares authorized,
93,400,000 (86,406,347 - March 31, 2001) shares issued and outstanding	93,400	86,406

Convertible senior preferred stock, $.001 par value, 100,000 shares authorized, NIL issued and outstanding

Class B voting common stock, $0.00000007 par value, 6,500,000 shares authorized, 606,730 (606,730 - March 31, 2001) issued and outstanding

Paid-in capital	18,850,757	18,735,962
Other capital	-	(248,336)
Deficit accumulated during the development stage	(22,725,419)	(21,775,779)

Total shareholders' deficit	(3,781,263)	(3,201,747)

Total liabilities and shareholders' deficit	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
( A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For 3 months ending December 31		For 9 months ending December 31		From Inception (May 6, 1993) through December 31/01

	2001	2000	2001	2000	2001

Gain (Loss) from Discontinued operations
Gain from operation	$(531,171)	$(481,703)	$(949,640)	$(937,927)	$(22,568,331)
Gain (loss) on disposal of CPS segment	-	-	-	-	(157,088)

	(531,171)	19,916	(949,640)	39,832	(22,725,419)

Net profit (loss) applicable to common stock	$(531,171)	$(481,703)	$(949,640)	$(937,927)	$(22,725,419)

Profit (Loss) per share of common stock

Gain (loss) from discontinued operation	(0.01)	0.00	(0.01)	0.00	(0.73)

Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.73)

Weighted average number of shares
outstanding	93,190,289	60,211,460	91,472,410	57,842,518	30,943,163

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	From inception
	(May 6, 1993)	Period ended	Period ended
	through Dec. 31	Dec. 31	Dec. 31
	2001	2001	2000

Cash flows from (used in) operating activities:
Net loss	$(22,725,419)	$(949,640)	$(937,927)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation	380,019	-	-
Loss on sale of long-term investment	13,414	-	-
Rent, consulting and marketing services, employee	571,900	-	-
Compensation settled via the issuance of company shares	6,308,363	-	-
Changes in assets and liabilities:
Prepaid expenses and deposits	(29,273)	-	-
Accounts receivable	(12,741)	(12,741)	-
Deferred charges	0	-	67,789
Deferred revenue	0	-	(107,621)
Due to related parties	149,716	149,716	(10,402)
Due from related parties	(149,716)	-
Accounts payable and accrued liabilities	1,292,017	145,314	145,461

Net cash used in operating activities	(14,201,720)	(667,351)	(842,700)

Cash flows from (used in) investing activities:			-
Acquisition of fixed assets	6,028	-	-
Loan to shareholders	(214,185)	142,227	-
Repayment of loans to shareholders	370,218	-	-
Note receivable	(200,317)	-	-
Repayment of note receivable	200,317	-	-
Long-term investment	(2,301,372)	-	-
Unwind of long-term investment	2,287,958	-

			-
Net cash from (used in) investing activities	148,647	142,227

Cash flows from (used in) financing activities:			-
Issuance of common shares	11,384,609	370,124	(73,500)
Issuance of preferred shares	1,050,000	-
Issuance of convertible subordinated debentures	2,189,529	-	-
Repayment of debentures and convertible subordinated debentures	(307,401)	-	-
Issuance of convertible bridge notes	1,875,000	155,000	500,000
Share issue costs	(1,684,735)	-	-

Net cash from (used in) financing activities	14,507,002	525,124	426,500

			-
Effect of exchange rate changes	(453,929)	-

Increase (decrease) in cash and cash equivalents during	0	0	(416,201)
the period

Cash and cash equivalents, beginning of period	-	-	497,749

Cash and cash equivalents, end of period	$0	$0	$81,549

Supplemental schedule of noncash financing activities
The Company issued certain shares of its Class B voting
common stock for service and for nominal values.
See Consolidated Statement of Shareholders' Equity (Deficit)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – CESSATION OF OPERATIONS

The Tracker Corporation of America discontinued active operations on December 15, 2001.  The bridge financing arranged by Management through one of the Company’s secured creditors was cancelled after two months. Consequently Tracker had no choice but to cease all active business operations.

NOTE 2 - DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES AND CORPORATE HISTORY:

Our business originated in July 1994 through a reorganization in which we acquired all of the issued and outstanding voting shares of Tracker Canada, an Ontario, Canada corporation, in exchange for approximately 90% of our total voting shares as of that date. Our predecessor was incorporated as a Utah corporation in 1986, and changed its state of incorporation to Nevada in 1992 and Delaware in 1994 through change in domicile mergers.  Concurrent with the effective date of the reorganization, we changed our year-end from December 31 to March 31.  The reorganization was accounted for as a reverse acquisition.

On July 28, 1998, pursuant to an agreement with the FTC we discontinued our credit card registration service which had been the primary source of our revenues through September 1997. The FTC agreement and the cessation of the credit card registration service resulted in the insolvency and dissolution of Tracker Canada.  The liquidation and dissolution occurred in February 1998.

On February 10, 1998, Global Tracker, a newly formed Ontario, Canada corporation, acquired substantially all of Tracker Canada’s assets at arm’s length in a bankruptcy proceeding.  Shortly thereafter, Global Tracker entered into an agreement with us which permitted the use of personnel retained by Global Tracker and assets formerly owned or leased by Tracker Canada to continue the business formerly conducted by Tracker Canada.  As a result of this arrangement, we have continued on a limited basis the business formerly operated by Tracker Canada.

NOTE 3 - GOING CONCERN:

We have been in a development stage since its inception on May 6, 1993. The likelihood that we will attain profitability depends on many factors, including our ability to obtain adequate financing and generate sufficient revenues.  Our secured creditors, headed by SovCap Equity Partners PLC are currently working to secure adequate capital through the private placement of securities for the purpose of maximizing shareholder value through the acquisition of a new business unit.  The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, although the report of our former independent accountant as of and for  the year ended March 31, 1999, and our independent accountant as of and for each of the years ended March 31, 2000 and March 31, 2001, express substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The accompanying financial statements include our accounts and those of our former wholly owned subsidiary, Tracker Canada, through its date of dissolution on January 27, 1998.  All significant inter-company accounts and transactions have been eliminated.

Stock-Based Compensation

 We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to our employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

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

NOTE 5 - DUE TO/FROM SHAREHOLDERS:

Promissory notes held on loans made to shareholders bear interest at 5% per annum and are due on demand.

NOTE 6 – DUE TO RELATED PARTIES:

             Global Tracker Corporation has incurred expenses on behalf of the Company. The balance represents un-reimbursed portion of these expenses.

NOTE 7 – NET LIABILITIES OF DISCONTINUED OPERATIONS:

Net liabilities of discontinued operations comprise the following

	December 31	March 31,
	2001	2001
Current Assets
Account receivable	$12,741	$-
Due from related parties	-	149,716
Prepaid expenses and deposits	12,000	12,000

Total Assets	$24,741	$161,716

Current Liabilities
Accounts payable	$471,854	$458,972
Accrued liabilities	805,518	673,086
Debenture payable	31,809	31,809
Convertible debentures	465,790	465,790

Total liabilities	$1,774,971	$1,629,656

Net liabilities of discontinued operations	$1,750,229	$1,467,940

NOTE 8 – NET OPERATING LOSSES OF DISCONTINUED OPERATIONS

                                                                                    For the 9 months ended December 31

	2001	2000

Revenues	$46,417	$14,349

Cost of sales	14,924	9,446

Development costs	$981,132	$942,831

Loss from discontinued operations	$949,640	$937,927

Item 2.  Management’s Discussion and Analysis

General

The Company ceased operations on December 23, 2001 when required bridge financing failed to materialize.  On April 8, 2002, one of the company’s larger creditors, SovCap Equity Partners, Ltd. (“SovCap”), loaned the Company $60,000 pursuant to a demand note in order that the Company could retained the services of a consultant to assist it in the rehabilitation plans as well as to pay directors fees and certain accounting, legal and other expenses in connection therewith. SovCap has guaranteed the payment of the $50,000 in fees due to the consultant, of which $25,000 has already been paid. As part of this restructuring, SovCap expects to convert a significant portion of its convertible bridge notes into Common Stock following which it will own a majority of the outstanding shares of common stock and thereby giving it the ability to direct the policies of the Company and to control the outcome of substantially all matters which may be put to a vote of the Company’s stockholders.  It is currently contemplated that, the Company will seek to effect certain transactions, including without limitation a reverse stock split of the Common Stock (in a yet to be determined amount) and a merger or acquisition with an operating business.

PART II

OTHER INFORMATION

Item 3.        Defaults Upon Senior Securities.

As of December 31, 2001?, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790, plus accrued interest.

Item 5.        Resignation of Directors,

On December 15, 2001 the following Directors resigned; Joseph Greenberg; Carl Corcoran and David Butler.  On March 29, 2002, representatives of the investment advisor for SovCap temporarily filled the two vacancies on the Company’s  Board of Directors for the sole purpose of properly reducing the number of directors of the Company to one director.  Following this action, these representatives immediately resigned their positions as directors of the Company.

Item 6.        Exhibits and Reports on Form 8-K

(a)        Exhibits

Number	Description
2.1†

Reorganization Agreement Among Ultra Capital Corp. (the predecessor of the Registrant), Jeff W. Holmes, R. Kirk Blosch and the Tracker Corporation dated May 26, 1994, as amended by Amendment Number One dated June 16, 1994, Amendment Number Two dated June 24, 1994, and Amendment Number Three dated June 30, 1994, Extension of Closing dated June 23, 1994, and July 11, 1994 letter agreement

2.2†	Agreement and Plan of Merger dated July 1, 1994 between Ultra Capital Corp. (the predecessor of the Registrant) and the Registrant
3.1†

Certificate of Incorporation, as corrected by Certificate of Correction of Certificate of Incorporation dated March 27, 1995, and as amended by Certificate of Amendment to the Certificate of Incorporation dated November 1, 1995, and Certificate of Designation of Rights, Preferences and Privileges of $1,000.00 6% Cumulative Convertible Preferred Stock of the Registrant dated April 19, 1996

3.2†	Bylaws
4.1†	Specimen Common Stock Certificate
10.2†	Discretionary Cash Bonus Arrangement of The Tracker Corporation of America

10.3†	Form of Indemnification Agreement entered into between the Registrant and each of its Directors
10.10†

Right of First Refusal, Co‑Sale and Voting Agreement dated March 14, 1994 between The Tracker Corporation of America, Stalia Holdings B.V., I. Bruce Lewis, MJG Management Accounting Services Ltd., Spire Consulting Group, Inc., 1046523 Ontario Limited, Mark J. Gertzbein, Gregg C. Johnson and Jonathan B. Lewis, as confirmed by letter dated June 22, 1994 and Agreement dated July 1994 (contained in Exhibit 9.2)

10.11†	Stock Option Agreement dated March 14, 1994 between The Tracker Corporation of America and Stalia Holdings B.V., as confirmed by letter dated June 22, 1994
10.18†

Letter agreement dated October 5, 1993 between The Tracker Corporation of America and Symbol Technologies, Inc., as amended by letter from The Tracker Corporation of America to Symbol Technologies Canada, Inc. dated November 23, 1995, and letter from Symbol Technologies Canada, Inc. to The Tracker Corporation dated November 27, 1995

10.19†	Assignment World‑Wide dated May 12, 1994 from I. Bruce Lewis to the Tracker Corporation of America
10.30††	Letter agreement dated March 22, 1996 between The Tracker Corporation of America and Sony of Canada Ltd.
10.36†††	Agreement dated May 22, 1997 between The Tracker Corporation of America and Schwinn Cycling & Fitness Inc.
10.37†††	Modification Agreement dated May 27, 1997 between The Tracker Corporation of America, Saturn Investments, Inc., I. Bruce Lewis, Mark J. Gertzbein, and Jonathan B. Lewis
10.38††††	Agreement dated July 1, 1998 between The Global Tracker Corporation and Warrantech Additive, Inc.
10.39††††	License Agreement dated as of July 30, 1998 between The Global Tracker Corporation and the Tracker Corporation of America
10.41†††††	Employment Agreement dated December 18, 1998 between Bruce I. Lewis and The Tracker Corporation of America
10.42†††††	Employment Agreement dated December 18, 1998 between Jay S. Stulberg and The Tracker Corporation of America
10.43†††††	Letter Agreement dated May 18, 1999 between Symbol Technologies, Inc. and The Tracker Corporation of America
10.44††††††	Purchase and Security Agreement dated August 18, 1999

10.45††††††	1994 Amended and Restated Stock Option Plan
10.46†(9)	Placement Agreement dated August 18, 1999 with Sovereign Capital Advisors, LLC.
10.47†(7)	Stock Option Award Agreement dated December 22, 1998 between Bruce Lewis and The Tracker Corporation of America
10.48†(7)	Stock Option Award Agreement dated December 22, 1998 between Jay Stulberg and The Tracker Corporation of America
10.49†(7)	Non-Qualified Stock Option Award Agreement dated December 31, 1999 between Bruce Lewis and The Tracker Corporation of America
10.50†(7)	Non-Qualified Stock Option Award Agreement dated December 31, 1999 between Jay Stulberg and The Tracker Corporation of America
10.51†(7)	Incentive Stock Option Award Agreement dated December 31, 1999 between Christopher Creed and The Tracker Corporation of America
10.52†(7)	Incentive Stock Option Award Agreement dated December 31, 1999 between Tizio Panara and The Tracker Corporation of America
10.53†(8)	2000 Stock Wage and Fee Payment Plan
23.1†(10)	Consent of J. L. Stephan Co., P. C.
23.2†(10)	Consent of Hirsch Silberstein & Subelsky, P.C.
24.1	Power of Attorney
27	Financial Data Schedule, for the three months ended June 30, 2000
†	Incorporated by reference from the Registrant's Registration Statement on Form S‑1 (No. 33‑99686).
††	Incorporated by reference from the Registrant's Annual Report on Form 10‑K dated March 31, 1996 (filed July 15, 1996).
†††	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 1997 (filed July 3, 1997).
††††	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998).
†††††	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 1999 (filed August 17, 1999).
††††††	Incorporated by reference from the Registrant’s Amended Quarterly Report on Form 10-QSB dated September 30, 1999 (filed January 11, 2000)

†(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 concerning the 1994 Amended and Restated Stock Option Plan (filed March 28, 2000)
†(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 concerning the 2000 Stock Wage and Fee Payment Plan (filed March 28, 2000)
†(9)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2/A (filed July 10, 2000)
†(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 2000 (filed July 17, 2000).

(b)       Reports on Form 8-K

No reports were filed on Form 8-K with the SEC for the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 21, 2002	THE TRACKER CORPORATION OF AMERICA, a Delaware corporation

By: /s/Jay Stulberg Jay Stulberg Director