Form 10KSB
period 2002-03-31
TRACKER CORP OF AMERICA
filed 2002-07-31
CIK 789853

Date Filed:  July 30, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________

FORM 10-KSB

(Mark One)

[X]       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended March 31, 2002, or

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

860 Denison Street, Unit 7, Markham, Ontario, Canada                           L3R 4H1
(Address and Zip Code of Principal Executive Offices)                                   (Zip Code)

(905) 940-8118
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

Our revenues for fiscal year 2002:            $36,275

As of June 30, 2002, there were issued and outstanding 104,595,553 shares of our capital stock, consisting of 104,595,553 shares of common stock, par value $0.001 per share.   Non-affiliates hold 104,595,553 shares of our common stock. The aggregate market value of the shares of our common stock held by non-affiliates at such date was $10,400 (calculated on the basis of $.0001 per share which was the average of the high bid and low asked quotations for our common stock on the OTC Bulletin Board on March 31, 2002).

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

Exhibits 10.47, 10.48, 10.49, 10.50, 10.51 and 10.52 to our Registrant’s Registration Statement on Form S-8 concerning the 1994 Amended and Restated Stock Option Plan (filed March 28, 2000) is incorporated by reference in Part III.

Exhibit 10.53 to our Registrant’s Registration Statement on Form S-8 concerning the 2000 Stock Wage and Fee Payment Plan (filed March 28, 2000) is incorporated by reference in Part III.

Exhibit 10.46 to our Registration Statement on Form SB-2/A (filed July 10, 2000) is incorporated by reference in Part III.

ii

TABLE OF CONTENTS

PART 1

1.	Description of Business	1
2.	Description of Property	1
3.	Legal Proceedings	1
4.	Submission of Matters to a Vote of Security Holders	1

PART II

5.	Market for Common Equity and Related Stockholder Matters	1
6.	Management's Discussion and Analysis	3
7.	Financial Statements	4

PART III

8.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Ace	4
9.	Executive Compensation	8
10.	Security Ownership of Certain Beneficial Owners and Management	9
11.	Certain Relationships and Related Transactions	10
12.	Exhibits, List and Reports on Form 8-K	11

SIGNATURES		14
		F-1
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iii

PART I

Item 1.              Description of Business

Cessation of Operations

The Tracker Corporation of America discontinued active operations on December 15, 2001.  The bridge financing arranged by Management through one of the Company’s secured creditors was cancelled after two months. Consequently Tracker had no choice but to cease all active business.

Corporate History

Prior to the closing down of our operations we developed, marketed, sold and operated a personal property marking and monitoring system.  Our technology utilized advanced bar code and laser scanning technology that interfaced with a computer database and scanning network to create an identification system.

Our business began in July 1994 through a reorganization in which we acquired all of the issued and outstanding voting shares of Tracker Canada in exchange for approximately 90% of our total voting shares as of that date.  Our predecessor was incorporated as a Utah corporation in 1986, and changed its state of incorporation to Nevada in 1992 and Delaware in 1994 through change in domicile mergers.  Concurrent with the effective date of the reorganization, we changed our fiscal year-end from December 31 to March 31.

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

Global Tracker

On February 10, 1998, Global Tracker acquired substantially all of Tracker Canada’s assets in an arm’s length transaction from the bankruptcy trustee.  On July 30, 1998, we entered into a license agreement with Global Tracker.  Under the agreement, we have an exclusive worldwide license to commercially exploit the technology formerly owned by Tracker Canada.  The license is for a renewable seven-year term and provides for payment of a 12% royalty on gross revenues commencing in the second year of the license. Global Tracker also ceased operations on December 15, 2001.

Item 2.              Description of Property.

We currently occupy approximately 100 square feet of office premises leased by Global Tracker for us on a month-to-month basis at no cost.

Item 3.              Legal Proceedings.

As of March 31, 2002, we are not a party to any material litigation and are not aware of any pending or threatened litigation that could materially adversely affect our business, operating results or financial condition.

Item 4.              Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended March 31, 2002, we did not submit any matter to a vote of the security holders.

PART II

Item 5.              Market For Common Equity and Related Stockholder Matters.

Our common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol “TRKR.”  Quotations for our common stock were first listed on May 5, 1993.  The market for our common stock must be characterized as extremely limited due to the low trading volume and the small number of brokerage firms acting as market makers.  Additionally, stocks traded on the OTC Bulletin Board generally have limited brokerage and news coverage.  Thus, the market price of the common stock may not reflect our true value.  As a result, you may find it difficult to dispose of, or to obtain accurate quotations as to the value of, the common stock.  We cannot assure that the over-the-counter market for our securities will continue, that a more active market will develop, or that the prices in any such market will be maintained at their current levels or otherwise.

The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the National Quotation Bureau or Bloomberg.  These quotations reflect inter-dealer prices, without adjustments for retail markups, markdowns or commissions, and do not represent actual transactions.

Quarter Ended	High	Low

March 31, 2000	$0.725	$0.1025
June 30, 2000	$0.430	$0.150
September 30, 2000	$0.197	$0.080
December 31, 2000	$0.180	$0.031

March 31, 2001	$0.125	$0.040
June 30, 2001	$0.042	$0.020
September 30, 2001	$0.025	$0.009
December 31, 2001	$0.010	$0.00619
March 31, 2002	$0.019	$0.00013

On March 31, 2002, the high and low bid quotations for our common stock on the OTC Bulletin Board were $0.00013 and $0.00013, respectively.  As of June 30, 2002, there were 104,595,553 shares of common stock outstanding held by approximately 400 holders of record, including broker-dealers and clearing corporations holding common shares on behalf of their customers.

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
Date issued: 5/25/01
Title of securities: Common Stock
Amount: 971,705 shares
Consideration: exercise of repricing warrants dated 3/2/01
Securities Act exemption: Rule 144 – the notes underlying the warrants were held for over one year
2.

Correllus International, Ltd.
Date issued: 10/22/01
Title of securities: Common Stock
Amount: 1,258,265 shares
Consideration: : exercise of repricing warrants dated 3/29/01
Securities Act exemption: Rule 144 – notes underlying the warrants held for over 1 year

3.

Arab Commerce Bank, Ltd.

Date issued: 5/1/01
Title of securities: Common Stock
Amount: 889,152 shares
Consideration: exercise of repricing warrants dated 3/2/01
Securities Act exemption: Rule 144 – notes underlying the warrants held for over 1 year

Date issued: 7/20/01
Title of securities: Common Stock
Amount: 226,876 shares

Consideration: conversion of $25,000 of convertible bridge notes Securities Act exemption: Rule 144 – the notes were held for over one year
4.

Frutose – Marketing & Investors Internacionais LDA

Date issued: 5/8/01
Title of securities: Common Stock
Amount: 1,889,904 shares
Consideration: exercise of repricing warrants dated 12/22/00
Securities Act exemption: Rule 144 – notes underlying the warrants held for over 1 year

Date issued: 6/1/01
Title of securities: Common Stock
Amount: 537,751 shares
Consideration: conversion of $50,000 of convertible bridge notes
Securities Act exemption: Rule 144 – the notes were held for over one year

Item 6.              Management’s Discussion and Analysis.

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

Item 7.              Financial Statements.

Our consolidated financial statements for the years ended March 31, 2002 and March 31, 2001 are included beginning at page F-1.

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance
                        With Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to our executive officers and directors as of March 31, 2002:

NAME	AGE	POSITION

Jay S. Stulberg	52	Director

________________________

Jay S. Stulberg a director since December 22, 1998 for the term expiring at the 2004 annual meeting of stockholders.  Since February 1998, Mr. Stulberg has been the sole shareholder, director and officer of Global Tracker Corp.  Since approximately 1984, Mr. Stulberg has served on the board of directors of two privately held family holding companies.  From 1994 to mid-1996, Mr. Stulberg served as the Group Controller of Algorithmics, Inc.

Item 10.              Executive Compensation.

Compensation of Named Executive Officers

The following table provides certain information concerning the compensation earned by our Chief Executive Officer and other then-executive officers who received compensation in excess of $100,000 for services rendered in all capacities to us for the most recent three fiscal years.

SUMMARY COMPENSATION TABLE

Name and then- Principal Position	Fiscal Year	Annual Compensation			Long-Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other ($)(1)	Restricted Stock Award(s) ($)	Securities Under-Lying Options/SARs (#)	LTIP Payouts ($)
Bruce I. Lewis, CEO	2002	0			131,250
	2001	45,000		10,000	130,000
	2000	30,000		10,000	145,000	600,000
Jay S. Stulberg, President, COO & CFO	2002	0			93,750
	2001	36,950		10,000	138,050
	2000	36,250		10,000	88,750	600,000

(1) Automobile Allowance

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name (a)	Shares Acquired On Exercise (#) (b)	Value Realized (c)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable/ Unexercisable (d)	Value of Unexercised In-The- Money Options/SARs At FY- End ($) Exercisable/ Unexercisable (e)

Bruce I. Lewis		NIL	1,244,289/1,600,000	NIL

Jay S. Stulberg		NIL	1,444,289/400,000	NIL

Employment Contracts, Termination of Employment and Change of Control

All contracts expired on December 18, 2001 and were not renewed.

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

Item 11.             Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 31, 2002 by:

  Each person known to us to own beneficially more than 5% of our total voting stock;

  The CEO and the other executive officers named in the summary compensation table;

  Each of our directors; and

  All of our directors and officers as a group.

Except as otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law.  The common stock is our only outstanding class of equity securities.  As of June 30, 2002, there were approximately 400 record holders of common stock.  Percentage of ownership is based upon 2,000,000,000 issued and outstanding shares of common stock beneficially owned on June 30, 2002, including currently exercisable warrants to purchase 1,250,000 shares of common stock, currently exercisable options to purchase 40,000 shares of common stock, currently exercisable options to purchase 200,000 shares reserved under an option issued to Toda Corporation Limited for financial consulting services, and 1,800,000 shares of common stock to be issued upon conversion of the remaining bridge financing notes and exercise of the repricing warrants at $0.0001 per share.

Beneficial Owner and Address	Total Shares Owned As of June 30, 2002	Percentage

Jay S. Stulberg, Chief Financial Officer 1120 Finch Avenue West, Suite 303 North York, Ontario, Canada M3J 3H7	2,977,289[1]	1.54%

SovCap Equity Partners C/o SovCap IMG 10 Glenlake Parkway, Suite 130 Atlanta, Georgia 30328	1,895,641,660[1]	94.80%

Executive Officers and Directors as a group, Including those named above (five persons)	2,977,289	1.54%

(1)	Number of shares includes the option to purchase 1,244,289 shares of common stock.
(2)	Number of shares includes the conversion of the remaining notes and exercise of repricing warrants.

Upon conversion of the bridge financing notes and attached repricing warrants into common stock, SovCap Equity Partners, Ltd. will become a greater than 5% shareholder in our company.  As of June 30, 2002, SovCap Equity Partners, Ltd. holds 6,820,454 shares of common stock and its address is Cumberland House, #27 Cumberland Street, P.O. Box CB-13016, Nassau, New Providence, Bahamas and is directed by Barry Herman, its President.

Item 12.            Exhibits, List and Reports on Form 8-K.

          (a)          Exhibits

NUMBER	DESCRIPTION
2.1†	Reorganization Agreement Among Ultra Capital Corp. (the predecessor of the Registrant), Jeff W. Holmes, R. Kirk Blosch and the Tracker Corporation dated May 26, 1994, as amended by Amendment Number One dated June 16, 1994, Amendment Number Two dated June 24, 1994, and Amendment Number Three dated June 30, 1994, Extension of Closing dated June 23, 1994, and July 11, 1994 letter agreement
2.2†	Agreement and Plan of Merger dated July 1, 1994 between Ultra Capital Corp. (the predecessor of the Registrant) and the Registrant
3.1†	Certificate of Incorporation, as corrected by Certificate of Correction of Certificate of Incorporation dated March 27, 1995, and as amended by Certificate of Amendment to the Certificate of Incorporation dated November 1, 1995, and Certificate of

Designation of Rights, Preferences and Privileges of $1,000.00 6% Cumulative Convertible Preferred Stock of the Registrant dated April 19, 1996
3.2†	Bylaws
4.1†	Specimen Common Stock Certificate
9.1†	Agreement dated December 21, 1993 among 1046523 Ontario Limited, Gregg C. Johnson and Bruce Lewis
9.2†	Right of First Refusal, Co-Sale and Voting Agreement dated March 14, 1994 between The Tracker Corporation of America, Stalia Holdings B.V., I. Bruce Lewis, MJG Management Accounting Services Ltd., Spire Consulting Group, Inc., 1046523 Ontario Limited, Mark J. Gertzbein, Gregg C. Johnson and Jonathan B. Lewis, as confirmed by letter dated June 22, 1994 and Agreement dated July 1994
10.2†	Discretionary Cash Bonus Arrangement of The Tracker Corporation of America
10.3†	Form of Indemnification Agreement entered into between the Registrant and each of its Directors
10.10†	Right of First Refusal, Co-Sale and Voting Agreement dated March 14, 1994 between The Tracker Corporation of America, Stalia Holdings B.V., I. Bruce Lewis, MJG Management Accounting Services Ltd., Spire Consulting Group, Inc., 1046523 Ontario Limited, Mark J. Gertzbein, Gregg C. Johnson and Jonathan B. Lewis, as confirmed by letter dated June 22, 1994 and Agreement dated July 1994 (contained in Exhibit 9.2)
10.11†	Stock Option Agreement dated March 14, 1994 between The Tracker Corporation of America and Stalia Holdings B.V., as confirmed by letter dated June 22, 1994
10.19†	Assignment World-Wide dated May 12, 1994 from I. Bruce Lewis to the Tracker Corporation of America
10.37††	Modification Agreement dated May 27, 1997 between The Tracker Corporation of America, Saturn Investments, Inc., I. Bruce Lewis, Mark J. Gertzbein, and Jonathan B. Lewis
10.39†††	License Agreement dated as of July 30, 1998 between The Global Tracker Corporation and the Tracker Corporation of America
10.41††††	Employment Agreement dated December 18, 1998 between Bruce I. Lewis and The Tracker Corporation of America
10.42††††	Employment Agreement dated December 18, 1998 between Jay S. Stulberg and The Tracker Corporation of America
10.43††††	Letter Agreement dated May 18, 1999 between Symbol Technologies, Inc. and The Tracker Corporation of America
10.44†††††	Purchase and Security Agreement dated August 18, 1999

10.45†††††	1994 Amended and Restated Stock Option Plan
10.46†(8)	Placement Agreement dated August 18, 1999 with Sovereign Capital Advisors, LLC.
10.47†(6)	Stock Option Award Agreement dated December 22, 1998 between Bruce Lewis and The Tracker Corporation of America
10.48†(6)	Stock Option Award Agreement dated December 22, 1998 between Jay Stulberg and The Tracker Corporation of America
10.49†(6)	Non-Qualified Stock Option Award Agreement dated December 31, 1999 between Bruce Lewis and The Tracker Corporation of America
10.50†(6)	Non-Qualified Stock Option Award Agreement dated December 31, 1999 between Jay Stulberg and The Tracker Corporation of America
10.51†(6)	Incentive Stock Option Award Agreement dated December 31, 1999 between Christopher Creed and The Tracker Corporation of America
10.52†(6)	Incentive Stock Option Award Agreement dated December 31, 1999 between Tizio Panara and The Tracker Corporation of America
10.53†(7)	2000 Stock Wage and Fee Payment Plan
21.1†	List of subsidiaries of the Registrant
23.1	Consent of J. L. Stephan Co., P. C.

______________________

†	Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-99686).
††	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 1997 (filed July 3, 1997).
†††	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998).
††††	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 1999 (filed August 17, 1999).
†††††	Incorporated by reference from the Registrant’s Amended Quarterly Report on Form 10-QSB dated September 30, 1999 (filed January 11, 2000)
†(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 concerning the 1994 Amended and Restated Stock Option Plan (filed March 28, 2000)
†(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 concerning the 2000 Stock Wage and Fee Payment Plan (filed March 28, 2000)

†(8)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2/A (filed July 10, 2000)

(b)            Reports on Form 8-K

During the fourth quarter of the fiscal year ended March 31, 2002, we submitted one report on Form 8-K announcing the cessation of operations due to the withdrawal of bridge financing from a European investor group.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRACKER CORPORATION OF AMERICA,
a Delaware corporation

By:       /s/ Jay Stulberg
            Jay Stulberg
            Director

Dated: July 12, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Jay Stulberg
            Jay Stulberg
            Director

Dated: July 12, 2002

THE TRACKER CORPORATION OF AMERICA

INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report dated June 13, 2002	F-2
Audited Balance Sheet as of March 31, 2002 and March 31, 2001	F-3
Audited Statement of Income for the Years Ended March 31, 2002 and March 31, 2001	F-4
Audited Statement of Cash Flows for the Years Ended March 31, 2002 and March 31, 2001	F-5
Audited Statement of Changes in Stockholders' Equity for the Years Ended March 31, 2002 and March 31, 2001	F-6
Notes to Audited Financial Statements	F-12

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of
The Tracker Corporation of America

We have audited the accompanying balance sheets of The Tracker Corporation of America, as of March 31, 2002 and March 31, 2001, and the related statements of operations, shareholders' deficit, and cash flows for the years ended March 31, 2002 and March 31, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion of these financial statements based on our audits.  The consolidated financial statements of The Tracker Corporation of America and Subsidiary as of March 31, 1999 and from inception at May 6, 1993 through March 31, 1999 were audited by other  auditors whose reports dated July 8, 1999, September 16, 1998, and June 24, 1997, and May 28, 1996 included an explanatory paragraph that described going concern uncertainties discussed in Notes 1 & 2 to the consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Tracker Corporation of America as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principle.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Notes 1 & 3 to the consolidated financial statements, the Company discontinued active operations on December 15, 2001.  The bridge financing arranged by Management through one of the Company's secured creditors was cancelled after two months.  Consequently Tracker had no choice but to cease all active business operations.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Notes 1 and 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J. L. Stephan Co. PC

J.L. Stephan Co. PC

Traverse City, Michigan

June 10, 2002

THE TRACKER CORPORATION OF AMERICA
( A Development Stage Company)

CONSOLIDATED BALANCE SHEET

Assets
		March 31,		March 31,
		2002		2001

Total assets	$	NIL	$	NIL

Liabilities & Shareholders' Deficit

Current liabilities

Due to shareholders		$13,806		$13,806
Due to related party		$180,204		$-
Convertible bridge notes		1,875,000		1,720,000
Net liabilities of discontinued operations		2,003,799		1,467,940

Total current liabilities		4,072,810		3,201,747

Shareholders' deficiency
Common stock, $.001par value, 1 93,400,000 shares authorized,
93,400,000 (86,406,347 - March 31, 2001) shares issued and outstanding		93,400		86,406

Convertible senior preferred stock, $.001 par value, 100,000 shares authorized, NIL issued and outstanding

Class B voting common stock, $0.00000007 par value, 6,500,000 shares authorized, 606,730 (606,730 - March 31, 2001) issued and outstanding

Paid-in capital		18,876,257		18,735,962
Other capital		-		(248,336)
Deficit accumulated during the development stage		(23,042,466)		(21,775,779)

Total shareholders' deficit		(4,072,810)		(3,201,747)

Total liabilities and shareholders' deficit		$-		$-

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	From Inception (May 6, 1993) through March 31,	For the Year ended March 31,

	2002	2002	2001

Gain(Loss) from Discontinued operations
Gain (loss) from operation	$(22,885,378)	$(1,266,687)	$(2,210,800)
Gain (loss) on disposal of CPS segment	(157,088)	-	-

Net profit (loss) applicable to common stock	$(23,042,466)	$(1,266,687)	$(2,210,800)

Basic and Diluted Earnings (loss) per share of common stock

Loss from continuing operations	$-	$-	$-

Gain (loss) from discontinued operation	$(0.70)	$(0.01)	$(0.04)

Net loss	$(0.70)	$(0.01)	$(0.04)

Weighted average number of shares
outstanding	32,691,566	91,954,308	62,266,106

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	From inception
	(May 6, 1993)	Year ended	Year ended
	through March 31	March 31	March 31
	2002	2002	2001

Cash flows from (used in) operating activities:
Net loss	$(23,042,466)	$(1,266,687)	$(2,210,800)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation	380,019	-	-
Loss on sale of long-term investment	13,414	-	-
Rent, consulting and marketing services, employee	571,900	-	-
Compensation settled via the issuance of company shares	6,308,363	-	1,024,219
Changes in assets and liabilities:
Prepaid expenses and deposits	(17,273)	12,000	(12, 000)
Accounts receivable	0	-	-
Deferred charges	0	-	135,579
Deferred revenue	0	-	(215,244)
Due to related parties	180,204	180,204	(13,324)
Due from related parties	0	149,716	(149,716)
Accounts payable and accrued liabilities	1,520,845	374,142	210,721

Net cash used in operating activities	(14,084,993)	(550,625)	(1,230,565)

Cash flows from (used in) investing activities:
Acquisition of fixed assets	6,028	-	-
Loan to shareholders	(356,412)	-	1,434
Repayment of loans to shareholders	370,218	-	13,806
Note receivable	(200,317)	-	-
Repayment of note receivable	200,317	-	-
Long-term investment	(2,301,372)	-	-
Unwind of long-term investment	2,287,958	-

			-
Net cash from (used in) investing activities	6,420	-	15,241

Cash flows from (used in) financing activities:			-
Issuance of common shares	11,410,109	395,624	(73,500)
Issuance of preferred shares	1,050,000	-
Issuance of convertible subordinated debentures	2,189,529	-	-
Repayment of debentures and convertible subordinated debentures	(307,401)	-	-
Issuance of convertible bridge notes	1,875,000	155,000	20,000
Share issue costs	(1,684,735)	-	-

Net cash from (used in) financing activities	14,532,502	550,624	591,308

			-
Effect of exchange rate changes	(453,929)	-	126,268

Increase (decrease) in cash and cash equivalents during	(0)	0	(497,749)
the period

Cash and cash equivalents, beginning of period	-	-	497,749

Cash and cash equivalents, end of period	$(0)	$(0)	$0

Supplemental schedule of noncash financing activities
The Company issued certain shares of its Class B voting
common stock for service and for nominal values.
See Consolidated Statement of Shareholders' Equity (Deficit)

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

	SHARES				AMOUNTS

				Class B
	Preferred	Common		Common	Preferred	Common
	Stock	Stock		Stock	Stock	Stock

Shares issued to officers at inception (Cash - $Nil)				5,089,286	$ -	$ -

Shares issued for cash (Cash - $4,714,188)				884,729

Shares issued in lieu of rent (Cash - $Nil)				60,871

Share issue costs

Translation adjustment

Net loss

Balance at March 31, 1994				6,034,886	-	-

Shares issued for cash (Cash - $1,175,797)				234,517

Shares issued in lieu of rent (Cash - $Nil)				5,777

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)		739,219				739

Shares issued from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50
per share for the purchase of fixed assets) (Cash -$1,505,000)		860,000				860
Share proceeds to be received subsequent to March 31, 1995

Shares issued for consulting and marketing services (Cash-$Nil)		825,000		78,005		825
Less: consulting and marketing services not yet received		(814,583)	*			(815)

Shares proceeds received from private placement
on March 15, 1995 (Cash - $350,000)		500,000				500

Shares issued to employees for employment services (Cash-$Nil)				25,063

Share issue costs

Translation adjustment

Net loss

Balance at March 31, 1995	-	2,109,636		6,378,248	-	2,109

(CONTINUED)
	AMOUNTS

	Paid-in			Deficit Accumulated
	Capital in		Other	During
	Excess	Other	Comprehensive	Development
	of Par	Capital	Income	Stage	Total

Shares issued to officers at inception (Cash - $Nil)	$ -	$ -	$ -	$ -	$ -

Shares issued for cash (Cash - $4,714,188)	4,714,188				4,714,188

Shares issued in lieu of rent (Cash - $Nil)	324,344				324,344

Share issue costs	(466,142)				(466,142)

Translation adjustment			(129,098)		(129,098)

Net loss				(2,043,425)	(2,043,425)

Balance at March 31, 1994	4,572,390	-	(129,098)	(2,043,425)	2,399,867

Shares issued for cash (Cash - $1,175,797)	1,175,797				1,175,797

Shares issued in lieu of rent (Cash - $Nil)	30,121				30,121

Reverse merger with The Tracker Corporation
on July 12, 1994 (Cash - $100)	(639)				100

Shares issued from Regulation S offering (including 79,658 shares at $7 per share for consulting services and 3,571 shares at $5.50 per share for the purchase of fixed assets) (Cash -$1,505,000)	2,900,840				2,901,700

Share proceeds to be received subsequent to March 31, 1995	(819,459)				(819,459)

Shares issued for consulting and marketing services (Cash-$Nil)	2,204,153				2,204,978
Less: consulting and marketing services not yet received		(2,086,685)			(2,087,500)

Shares proceeds received from private placement on March 15, 1995 (Cash - $350,000)	349,500				350,000

Shares issued to employees for employment services (Cash-$Nil)	74,409				74,409

Share issue costs	(779,495)				(779,495)

Translation adjustment			(159,026)		(159,026)

Net loss				(5,068,583)	(5,068,583)

Balance at March 31, 1995	9,707,617	(2,086,685)	(288,124)	(7,112,008)	222,909

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

		SHARES				AMOUNTS

				Class B
	Preferred	Common		Common		Preferred	Common
	Stock	Stock		Stock		Stock	Stock

Share proceeds received re Regulation S offering						$ -	$ -
made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued		14,582	*				14
before March 31, 1995 (Cash - $ Nil)

Marketing services received re shares issued		266,664	*				265
to LL Knickerbocker Co. (Cash - $ Nil)

Shares issued to Directors as compensation (Cash - $Nil)		98,858					99

Shares issued to Amerasia for marketing services (Cash - $Nil)				30,000
Less: services not yet received				(12,500)	*

Shares cancelled (Cash - $Nil)		(171)					1

Shares issued pursuant to S-8 for employees, consultants and		770,000					770
a director (Cash - $Nil)
Less: employment and consulting services not yet received		(340,939)	*				(341)

		200,000					200
Less: shares proceeds to be received

Share proceeds received from private placement (Cash - $250,000)		250,000					250

Shares issued upon exercise of warrants at Canadian $1 per share				849,803
(Cash - $619,166)

Shares issued to officers (Cash - $Nil)		630,000					630

Shares issued to a consultant (Cash - $Nil)		7,500					8

Shares issued for investor relation services (Cash - $Nil)		200,000					200
Less: services not yet received		(200,000)	*				(200)

Shares issued to employees for employment services (Cash - $Nil)				14,176

Shares exchanged as per exchange agreement (Cash - $Nil)		1,133,365		(1,133,365)			1,134

Shares issued for conversion from debenture holders (Cash -$Nil)		991,434					992

Share issue cost from April 1, 1995 to March 31, 1996

Translation adjustment

Net loss from April 1, 1995 to March 31, 1996

Balance as at March 31, 1996	-	6,130,929		6,126,362		$ -	$ 6,131

(CONTINUED)

			AMOUNTS

	Paid in			Deficit Accumulated
	Capital in		Other	During
	Excess	Other	Comprehensive	Development
	of Par	Capital	Income	Stage	Total

Share proceeds received re Regulation S offering	$ 819,459	$ -	$ -	$ -	$ 819,459
made before March 31, 1995 (Cash - $225,280)

Consulting services received re shares issued		87,486			87,500
before March 31, 1995 (Cash - $ Nil)

Marketing services received re shares issued		666,400			666,665
to LL Knickerbocker Co. (Cash - $ Nil)

Shares issued to Directors as compensation (Cash - $Nil)	86,402				86,501

Shares issued to Amerasia for marketing services (Cash - $Nil)	44,496				44,496
Less: services not yet received		(18,630)			(18,630)

Shares cancelled (Cash - $Nil)	(1)				-

Shares issued pursuant to S-8 for employees, consultants and a director (Cash - $Nil)	769,230				770,000

Less: employment and consulting services not yet received		(340,598)			(340,939)

	199,800				200,000
Less: shares proceeds to be received	(117,000)				(117,000)

Share proceeds received from private placement (Cash - $250,000)	249,750				250,000

Shares issued upon exercise of warrants at Canadian $1 per share (Cash - $619,166)	619,166				619,166

Shares issued to officers (Cash - $Nil)	826,245				826,875

Shares issued to a consultant (Cash - $Nil)	9,836				9,844

Shares issued for investor relation services (Cash - $Nil)	262,300				262,500
Less: services not yet received		(262,300)			(262,500)

Shares issued to employees for employment services (Cash - $Nil)	22,716				22,716

Shares exchanged as per exchange agreement (Cash - $Nil)	(1,134)				-

Shares issued for conversion from debenture holders (Cash -$Nil)	728,537				729,529

Share issue cost from April 1, 1995 to March 31, 1996	(214,357)				(214,357)

Translation adjustment			47,224		47,224

Net loss from April 1, 1995 to March 31, 1996				(6,090,730)	(6,090,730)

Balance as at March 31, 1996	$14,013,062	$ (1,954,327)	$ (240,900)	$(13,202,738)	$ (1,378,772)

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

		SHARES			AMOUNTS

				Class B
	Preferred	Common		Common	Preferred	Common
	Stock	Stock		Stock	Stock	Stock

Marketing services received re shares issued
to LL Knickerbocker Co. (Cash - $ Nil)		133,336	*		$ -	$ 135

Shares issued to Directors as compensation (Cash - $Nil)		34,445				34

Marketing services received from Amerasia (Cash - $Nil)				5,000

Employment and consulting services and Directors' fees received re S-8
(Cash - $Nil)		1,740,938	*			1,741

Shares issued for conversion from debenture holders (Cash -$Nil)		1,433,443				1,434

Preferred shares issued from private placement (Cash - $1,050,000)	1,050				1

Common shares issued for conversion from preferred stockholder	(1,050)	4,365,136			(1)	4,364
(Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)		1,268,825		(1,268,825)		1,269

Shares issued to employees for employment services (Cash-$Nil)		26,000				26

Shares issued for consulting services (Cash-$Nil)		208,250				208

Shares issued in lieu of finder fee for debenture holders (Cash -$Nil)		52,906				53

Shares issued in lieu of finder fee for preferred stockholders (Cash -$Nil)		112,500				113

Shares issued pursuant to W.Marches S-8 stock payment plan		333,272				332

Shares issued for office rental expense ( Cash $ Nil)		615,780				616
Less: rental expense not yet amortized		(530,255)	*			(531)

Share issue cost from April 1, 1996 to March 31, 1997

Translation adjustment

Net loss from April 1, 1996 to March 31, 1997

Balance as at March 31, 1997	-	15,925,505		4,862,537	$ -	15,925

CONTINUED

	AMOUNTS

	Paid in			Deficit Accumulated
	Capital in		Other	During
	Excess	Other	Comprehensive	Development
	of Par	Capital	Income	Stage	Total

Marketing services received re shares issued
to LL Knickerbocker Co. (Cash - $ Nil)	$ (999,600)	$ 1,332,800	$ -	$ -	$ 333,335

Shares issued to Directors as compensation (Cash - $Nil)	15,466				15,500

Marketing services received from Amerasia (Cash - $Nil)	(11,124)	18,630			7,506

Employment and consulting services and Directors' fees received re S-8
(Cash - $Nil)	316,054	340,598			658,393

Shares issued for conversion from debenture holders (Cash -$Nil)	653,566				655,000

Preferred shares issued from private placement (Cash - $1,050,000)	1,049,999				1,050,000

Common shares issued for conversion from preferred stockholder	(4,363)				-
(Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)	(1,269)				-

Shares issued to employees for employment services (Cash-$Nil)	12,474				12,500

Shares issued for consulting services (Cash-$Nil)	49,634				49,842

Shares issued in lieu of finder fee for debenture holders (Cash -$Nil)	52,853				52,906

Shares issued in lieu of finder fee for preferred stockholders (Cash -$Nil)	44,887				45,000

Shares issued pursuant to W.Marches S-8 stock payment plan	87,668				88,000

Shares issued for office rental expense ( Cash $ Nil)	153,329				153,945
Less: rental expense not yet amortized		(132,034)			(132,565)

Share issue cost from April 1, 1996 to March 31, 1997	(224,741)				(224,741)

Translation adjustment			(79,146)		(79,146)

Net loss from April 1, 1996 to March 31, 1997				(3,708,078)	(3,708,078)

Balance as at March 31, 1997	15,207,895	$ (394,333)	$ (320,046)	$(16,910,816)	$(2,401,375)

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

		SHARES		AMOUNTS

			Class B
	Preferred	Common	Common	Preferred	Common
	Stock	Stock	Stock	Stock	Stock

Shares issued pursuant to W.Marches S-8 stock payment plan		339,755			$ 341

Shares issued for office rental expense ( Cash $ Nil)		153,945			153

Shares exchanged as per exchange agreement (Cash - $Nil)		2,240,053	(2,240,053)		2,240

Shares issued to employee for employment services		19,303			19

Shares issued for consulting services		539,583			540

Share proceeds received from private placement (Cash - $30,000)		500,000			500

Translation adjustment

Net Profit (loss) from April 1, 1997 to March 31, 1998

Balance as at March 31, 1998	-	19,718,144	2,622,484	$ -	$ 19,718

Share proceeds received from private placement (Cash - $30,000)		1,441,500			$ 1,442

Net Profit (loss) from April 1, 1997 to March 31, 1998

Translation adjustment

Shares exchanged as per exchange agreement (Cash - $Nil)		1,549,490	(1,549,490)		$ 1,549

Shares issued for office rental expense ( Cash $ Nil)		672,096			672

Shares issued for consulting services		2,427,478			2,428

Share proceeds received from private placements (Cash - $795,745)		14,244,063			14,244

Shares issued pursuant to S-8 for employees		13,175,996			13,176
and consultants (Cash - $Nil)
Less: employment and consulting services not yet received		(2,000,000)			(2,000)

Shares issued in prior years as prepayment of rent and consulting
services, written-off in year ended March 31, 1998		601,312			601

Translation adjustment

Net Profit (loss) from April 1, 1998 to March 31, 1999

Balance as at March 31, 1999	-	50,388,579	1,072,994	$ -	$ 50,389

CONTINUED

			AMOUNTS

	Paid in			Deficit Accumulated
	Capital in		Other	During
	Excess	Other	Comprehensive	Development
	of Par	Capital	Income	Stage	Total

Shares issued pursuant to W.Marches S-8 stock payment plan	$ 69,659				$ 70,000

Shares issued for office rental expense ( Cash $ Nil)		38,331			38,484

Shares exchanged as per exchange agreement (Cash - $Nil)	(2,240)				0

Shares issued to employee for employment services	2,617				2,636

Shares issued for consulting services	64,210				64,750

Share proceeds received from private placement (Cash - $30,000)	29,500				30,000

Translation adjustment			74,381		74,381

Net Profit (loss) from April 1, 1997 to March 31, 1998				(90,467)	(90,467)

Balance as at March 31, 1998	$ 15,371,641	$ (356,002)	$ (245,665)	$ (17,001,283)	$ (2,211,591)

Share proceeds received from private placement (Cash - $30,000)	$ 43,840

Net Profit (loss) from April 1, 1997 to March 31, 1998

Translation adjustment

Shares exchanged as per exchange agreement (Cash - $Nil)	$ (1,549)				$ -

Shares issued for office rental expense ( Cash $ Nil)		49,735			50,407

Shares issued for consulting services	72,257				74,685

Share proceeds received from private placements (Cash - $795,745)	781,501				795,745

Shares issued pursuant to S-8 for employees	433,633				446,809
and consultants (Cash - $Nil)
Less: employment and consulting services not yet received		(118,000)			(120,000)

Shares issued in prior years as prepayment of rent and consulting services, written-off in
year ended March 31, 1998					601

Translation adjustment			119,398		119,398

Net Profit (loss) from April 1, 1998 to March 31, 1999				(751,753)	(751,753)

Balance as at March 31, 1999	$ 16,657,482	$ (424,267)	$ (126,267)	$ (17,753,036)	$ (1,595,699)

The accompanying notes are integral parts of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

		SHARES		AMOUNTS

			Class B
	Preferred	Common	Common	Preferred	Common
	Stock	Stock	Stock	Stock	Stock

Shares exchanged as per exchange agreement (Cash - $Nil)		279,400	(279,400)		$ 279

Expense balance of office rental expense

Shares issued for consulting services		100,000			100

Share proceeds received from private placements (Cash - $203,583)		1,500,000			1,500

Shares issued pursuant to S-8 for employees		2,359,530			2,360
and consultants (Cash - $Nil)

Balance of share proceeds received - R. Zuk (Cash - $20,000)

Balance of consulting services received		2,000,000			2,000

Share issue cost from April 1, 1999 to March 31, 2000

Net Profit (loss) from April 1, 1999 to March 31, 2000

Balance as at March 31, 2000	-	56,627,509	793,594	$ -	$ 56,628

Shares exchanged as per exchange agreement (Cash - $Nil)		186,864	(186,864)		$ 187

Shares issued pursuant to S-8 for employees
and consultants (Cash - $Nil)		14,975,571			14,976
Less: services not yet received

shares issued in lieu of reimbursement of employee
expenses and advances		2,210,400			2,210

Translation adjustment

Shares issued on conversion of Bridge Notes (Note 9)		9,717,425			9,717

Shares issued on exercise of stock options (Cash - $209,643)		2,688,578			2,688

Net Profit (loss) from April 1, 2000 to March 31, 2001

Balance as at March 31, 2001		86,406,347	606,730	$ -	$ 86,407

CONTINUED

			AMOUNTS

	Paid in			Deficit Accumulated
	Capital in		Other	During
	Excess	Other	Comprehensive	Development
	of Par	Capital	Income	Stage	Total

Shares exchanged as per exchange agreement (Cash - $Nil)	$ (279)				$ -

Expense balance of office rental expense		43,767			43,767

Shares issued for consulting services	17,900				18,000

Share proceeds received from private placements (Cash - $203,583)	202,083				203,583

Shares issued pursuant to S-8 for employees	352,375				354,735
and consultants (Cash - $Nil)

Balance of share proceeds received - R. Zuk (Cash - $20,000)		262,500			262,500

Balance of consulting services received		58,000			60,000

Share issue cost from April 1, 1999 to March 31, 2000	(247,682)				(247,682)

Net Profit (loss) from April 1, 1999 to March 31, 2000				(1,811,943)	(1,811,943)

Balance as at March 31, 2000	$ 16,981,878	$ (60,000)	(126,267)	$ (19,564,979)	$ (2,712,739)

Shares exchanged as per exchange agreement (Cash - $Nil)	$ (187)				$ -

Shares issued pursuant to S-8 for employees
and consultants (Cash - $Nil)	870,579	60,000			945,555
Less: services not yet received		(248,336)			(248,336)

shares issued in lieu of reimbursement of employee
expenses and advances	136,454				138,664

Translation adjustment			126,267		126,267

Shares issued on conversion of Bridge Notes (Note 9)	540,283				550,000

Shares issued on exercise of stock options (Cash - $209,643)	206,955				209,643

Net Profit (loss) from April 1, 2000 to March 31, 2001				(2,210,800)	(2,210,800)

Balance as at March 31, 2001	$ 18,735,962	$ (248,336)	$ -	$ (21,775,779)	$ (3,201,746)

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

		SHARES		AMOUNTS

			Class B
	Preferred	Common	Common	Preferred	Common
	Stock	Stock	Stock	Stock	Stock

Shares issued pursuant to S-8 for employees
and consultants (Cash - $Nil)		1,220,000			1,220

Shares issued on conversion of Bridge Notes (Note 9)		5,773,653			5,774

Net Profit (loss) from April 1, 2001 to March 31, 2002

Balance as at March 31, 2002		93,400,000	606,730	$ -	$ 93,400

CONTINUED

			AMOUNTS

	Paid in			Deficit Accumulated
	Capital in		Other	During
	Excess	Other	Comprehensive	Development
	of Par	Capital	Income	Stage	Total

Shares issued pursuant to S-8 for employees
and consultants (Cash - $Nil)	43,485	248,336			293,041

					0

Shares issued on conversion of Bridge Notes (Note 9)	96,810				102,584

Net Profit (loss) from April 1, 2001 to March 31, 2002				(1,266,687)	(1,266,687)

Balance as at March 31, 2002	$ 18,876,257	$ -	$ -	$ (23,042,466)	$ (4,072,809)

THE TRACKER CORPORATION OF AMERICA
(A Development State Company)
Notes to Consolidated Financial Statements

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

THE TRACKER CORPORATION OF AMERICA
(A Development State Company)
Notes to Consolidated Financial Statements

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

Revenue recognition and deferred revenue

Revenue for our services is recognized on a straight-line basis over the term of the services offered and is shown net of sales discounts and allowances.  Amounts received for which service has not yet been provided, are recorded as deferred revenue.  Typical services provided include assistance with the recovery of lost and stolen property, cancellation of lost and expired credit cards as well as continued maintenance of database of all customers’ registered property.  The average length of the services agreement varies from monthly to a five-year period.

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

THE TRACKER CORPORATION OF AMERICA
(A Development State Company)
Notes to Consolidated Financial Statements

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

THE TRACKER CORPORATION OF AMERICA
(A Development State Company)
Notes to Consolidated Financial Statements

NOTE 7 – PROPERTY AND EQUIPMENT:

We currently lease all of our equipment from Global Tracker under short-term agreements classified as operating leases.  Lease payments are expensed as incurred. The lease expense for the period was $7,534.  See Note 1.

NOTE 8 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

	March 31, 2002	March 31, 2001

	$1,303,239	$503,086
Interest expense for convertible debentures	20,000	170,000
Others
	$1,323,239	$673,086

Other accrued liabilities include: professional fees

NOTE  9 – BRIDGE NOTES:

We have outstanding  $1,875,000 and $1,720,000 at March 31, 2002 and  2001 respectively, in venture capital funding from off shore investors through the issuance of convertible bridge financing notes and associated warrants.

Total interest incurred and included in loss from discontinued operations  is $ 755,129 and $222,612 for years ended March 31, 2002 and 2001 respectively. Interest rates for these notes range from 8% to 60%. A substantial portion of late registration penalties (24% per annum) have been forgiven by the SovCap Partners LLC.

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

NOTE 10 - CONVERTIBLE SUBORDINATED DEBENTURES:

We have outstanding at March 31, 2002 and 2001 subordinated debentures in the amount of $465,790 bearing interest at 15% annually.  Total interest incurred and included in loss from discontinued operations

THE TRACKER CORPORATION OF AMERICA
(A Development State Company)
Notes to Consolidated Financial Statements

is $57,105 and $70,765  for year ended March 31, 2002 and 2001 respectively. At March 31, 2002, we were in default under the terms of these agreements.

NOTE 11 - CAPITAL STOCK:

(i)	The Class B voting common stock was held in trust pursuant to the terms of an exchange agency and voting trust agreement with holders of exchangeable preference shares in the Canadian subsidiary.
(ii)

On March 15, 1995, we entered into an agreement and sold, for net proceeds of $350,000, 500,000 units comprised of 500,000 restricted common shares and 500,000 warrants to purchase 500,000 restricted common shares to Kuplen Group Investment (“KGI”).  The warrants were exercisable during the one-year period commencing July 12, 1995 to July 12, 1996 at a price of $5.00 per share.  Since the common stock underlying the warrants could not be purchased legally on margin at a marginable price, the exercise period has been extended until the first day that the common stock becomes marginable.  To secure registration rights of the restricted shares, KGI must exercise the warrants on a 1:1 basis with the common shares.

(iii)

During the year ended March 31, 1995, we adopted a plan that allows for the granting of options, appreciation rights, restricted stock and certain other stock-based performance incentives to certain officers as determined at the discretion of the compensation committee of the board of directors.

(iv)	During the years ended March 31, 1999 and 2000, we amended and restated the Plan and increased the number of shares reserved for issuance thereunder.
(v)	During the year ended March 31, 1999, we adopted a plan allowing for the issuance of options to outside directors.
(vi)	We have issued the following options and warrants:

	For year ended March 31, 2001	Weighted- Average Exercise Price	Grant Date Fair Value	From inception May 6, 1993 through March 31, 2001	Weighted- Average Exercise Price	Grant Date Fair Value

Options:
Opening (*)	6,941,403
Granted during the period (*)				40,000	$7.95	$7.95
Granted during the period (*)				50,000	$0.13	$0.13
Granted during the period (**)				300,000	$0.50	$0.50
Granted during the period (**)				2,400,000	$0.75	$0.75
Granted during the period (***)				2,598,390	$0.07	$0.07
Granted during the period (****)				400,000	$0.10	$0.10

THE TRACKER CORPORATION OF AMERICA
(A Development State Company)
Notes to Consolidated Financial Statements

Granted during the period (*****)			1,700,000	$0.115	$0.115
Granted during the period (******)			260,871	$0.098	$0.115
Granted during the period (*******)			857,142	$0.047	$0.035
Exercised during the period
Expired/cancelled during period	6,941,403	$0.220	1,665,000	$0.75

Closing	NIL		6,941,403	$0.220

(*)	40,000 options were issued in July 1994 and 50,000 options were issued in July 1997 to non-employee directors and vest proportionately over a period of three years. Cancelled in December 1999
(**)	2,700,000 options were issued in August 1997 to management at various terms from 4 to 7 years
(***)	5,286,968 options were issued in December 1998 to management and non-employee directors vesting over two and three years respectively. Exercise rights vary from 5 to 10 years
(****)

400,000 options were issued in January 1999, vesting proportionately over four years, to management. Exercise rights extend for ten years from date of vesting. These options were cancelled in December 1999.

(*****)	2,200,000 options were issued in December 1999 vesting proportionately over three years, to management. Exercise rights extend for ten years from date of vesting.
(******)	260,871 options were issued in December1999 vesting proportionately over three years, to non employee directors. Exercise rights extend for ten years from date of vesting.
(*******)	857,142 options were issued in December2000 vesting proportionately over three years, to non employee directors. Exercise rights extend for ten years from date of vesting.

Grant date fair value is based on the average market price for the five days preceding the grant date.

	For year ended March 31, 2002	Exercise Price	For year ended March 31, 2001	Exercise Price

Warrants (Common Stock ):
Opening	1,750,000	N/A	950,000	N/A
Issued during the period			800,000	$.011 - $0.40
Exercised during the period	0		0
Expired during the period	0		0

Closing	1,750,000		1,750,000

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

THE TRACKER CORPORATION OF AMERICA
(A Development State Company)
Notes to Consolidated Financial Statements

(viii)

In June 1995, we issued 200,000 shares of common stock, restricted as to transferability for a period of two years from date of issuance, to Robert Zuk for certain investor relations services for us.  A settlement was reached in June 1999 whereby Mr. Zuk returned $20,000 to the Company and the balance of future services was expensed.

(ix)	In October 1995, we issued 770,000 shares of common stock pursuant to the registration statement on S-8 to six key employees and one director as payment in lieu of prior accrued salaries and fees and as an advance of their salaries and fees up to September 30, 1996. The shares issued were all valued at $1.00 per share.
(x)	In November 1995, at its annual general meeting, the shareholders approved the increase of the authorized number of common shares from 20,000,000 to 30,000,000 shares.
(xi)	In December 1998, at our annual general meeting, the shareholders approved the increase of the authorized number of common shares from 30,000,000 to 50,000,000 shares and the authorization of 6,500,000 shares of Preferred Stock.
(xii)	In 1998 200,000 warrants were issued to Toda Corporation for future investment relations services. These warrants are exercisable through May 8, 2006 and were issued at $0.40.
(xiii)	During the year ended March 31, 1999, we issued 13,175,996 shares of common stock amounting to $1,600,883 pursuant to the registration statement on S-8 to eight employees and two consultants as payment in lieu of salaries and consulting fees
(xiv)	In September 1999, at our annual general meeting, the shareholders approved the increase of the authorized number of common shares from 50,000,000 to 90,000,000 shares
(xv)	During the year ended March 31, 2000, the Company issued 2,359,540 shares of common stock amounting to $278,896 pursuant to the registration statement on S-8 to four employees and three consultants as payment in lieu of salaries and consulting fees.
(xvi)	In 1999 800,000 warrants were issued at an exercise price equal to the market price at that time. The price ranged from $0.11 to $0.14 and were for investor relations and legal services.
(xv)	We have, from inception to present, issued shares in exchange for: (a) employment services, (b) consulting and marketing services, and (c) consideration in lieu of rental payments.
(xvi)	During the year ended March 31, 1997, we issued 1,050 shares of $1,000 6% Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock"). As at March 31, 1997, 4,365,136 common shares were issued due to the conversion of 1,050 shares of convertible preferred stock totaling $1,050,000. As at March 31, 1997, no convertible preferred stock remains outstanding.
(xvii)	During the year ended March 31, 1997, we issued 1,740,000 shares of common stock amounting to $658,393 pursuant to the registration statement on S-8 to five employees and five outside (non-employee) directors as payment in lieu of salaries and consulting fees.

THE TRACKER CORPORATION OF AMERICA
(A Development State Company)
Notes to Consolidated Financial Statements

(xviii)	During the year ended March 31, 1997, we issued 1,740,000 shares of common stock amounting to $658,393 pursuant to the registration statement on S-8 to five employees and five outside (non-employee) directors as payment in lieu of salaries and consulting fees.
(xix)	During the year ended March 31, 2001, the Company issued 14,475,571 shares of common stock amounting to $873,091 pursuant to the registration statement on S-8 to thirteen employees and eighteen consultants as payment in lieu of salaries and consulting fees.
(xx)	During the year ended March 31, 2001, SovCap Equity Partners exchanged $550,000 of their Bridge Notes for 9,717,425 shares of common stock.
(xxi)	During the year ended March 31, 2002, the Company issued 1,220,000 shares of common stock amounting to $44,705 to four consultants as payment in lieu of consulting fees.
(xxii)	During the year ended March 31, 2002, SovCap Equity Partners exchanged $75,000 plus interest of their Bridge Notes for 5,773,653 shares of common stock.
(xvii)	In December 2001, at our annual general meeting, the shareholders approved the increase of the authorized number of common shares from 93,400,000 to 193,400,000 shares.

NOTE 12 - COMMITMENTS:

Leases

Office space is leased through Global Tracker Corporation. The current lease requires a monthly payment of $3,968. The lease term is five years, expiring November 30, 2004. Rental expense for the year ended March 31, 2002 amounted to $ 27,925 and $47,872 for the year ended March 31, 2001Global Tracker is currently in default under the terms of the lease.

NOTE 13 - RELATED PARTY TRANSACTIONS:

Prior to the date of incorporation (May 6, 1993), the founder and other key members of management received 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join us, respectively.  No value has been assigned to these shares.

We retain certain key management personnel under contract.  Included in expenses are consulting and management fees paid under the aforementioned contracts totaling, in the aggregate,     $ 189,000 for the year ended March 31, 2002 and $375,000 for the year ended March 31, 2001.

THE TRACKER CORPORATION OF AMERICA
(A Development State Company)
Notes to Consolidated Financial Statements

NOTE 14 - INCOME TAXES:

The estimated deferred tax asset of $6,038,000 and $5,454,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to March 31, 2002 and March 31, 2001 respectively, has not been recognized due to the uncertainty of future realization of such benefits.  Estimated net operating losses aggregating $16,167,000 ($14,567,000 as at March 31,2001) expire starting in 2001; the benefit of these losses has not been reflected in these consolidated financial statements.

	March 31, 2002	March 31, 2001

Deferred tax liabilities	$0	$0
Deferred tax assets Net operating losses	5,916,000	5,454,000

	5,916,000	5,454,000
Valuation allowance	(5,916,000)	(5,454,000)

	$0	$0

The valuation allowance did increase by  $462,000 during the year.

NOTE 15 – DISCONTINUED OPERATIONS

Net liabilities of discontinued operations comprise the following:

	March 31, 2002	March 31, 2001

Current Assets
Due from related parties	$-	$149,716
Prepaid expenses and deposits	-	12,000

Total Assets	$-	$161,716

Current Liabilities
Accounts payable	$182,961	$458,972
Accrued liabilities	1,323,239	673,086
Debenture payable	31,809	31,809
Convertible debentures	465,790	465,790

Total liabilities	$2,003,799	$1,629,656

Net liabilities of discontinued operations	$2,003,799	$1,467,940

Net operating losses of discontinued operations comprise the following:

	For the Year ended March 31

	2002	2001

Revenues	$36,275	$17,591

Cost of sales	14,739	12,331

Development costs	$1,288,224	$2,216,059

Loss from discontinued operations	$ 1,266,687	$ 2,210,800

NOTE 16 – SUBSEQUENT EVENTS

On April 8, 2002 and June 7, 2001 one of the company’s larger creditors, SovCap Equity Partners, Ltd. (“SovCap”), loaned the Company in total $120,000 pursuant to a demand note in order that the Company could retained the services of a consultant to assist it in the rehabilitation plans as well as to pay directors fees and certain accounting, legal and other expenses in connection therewith. SovCap has guaranteed the payment of the $50,000 in fees due to the consultant, of which $25,000 has already been paid.

As part of this restructuring, on June 7, 2002, SovCap converted its remaining convertible bridge notes and received 5,848,749 shares of Common Stock, and on July 17, 2002 it exercised certain of the repricing warrants by delivering certain of the notes evidencing the demand loans and received an additional 95,404,288 shares of Common Stock. As a result of the foregoing, SovCap owns almost 50% of the outstanding shares of common stock and thereby  giving it the ability to direct the policies of the Company and to control the outcome of substantially all matters which may be put to a vote of Tracker's stockholders. It is currently contemplated that, Tracker will seek to effect certain transactions, including without limitation a reverse stock split of the Common Stock (in a yet to be determined amount) and a merger or acquisition with an operating business; however, no business has yet been identified.