Form 10QSB
period 2002-06-30
TRACKER CORP OF AMERICA
filed 2002-08-27
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________

FORM 10-QSB

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period year ended June 30, 2002, or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

            Classes of Common Stock                                                           Outstanding at August 1, 2002

            Common Stock, $0.001 par value                                                                      200,000,000
            Class B Common Stock, $0.00000007 par value                                                              0

THE TRACKER CORPORATION OF AMERICA, INC.

INDEX

		Page

PART 1	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheet as of June 30, 2002 and March 31, 2002	2

	Consolidated Statement of Operations for the three months ended June 30, 2002 and 2001 and for the period from May 6, 1993 (inception) through June 30, 2002	3

	Consolidated Statement of Cash Flows for the three months ended June 30, 2002 and 2001 and for the period from May 6, 1993 (inception) through June 30, 2002	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II.	OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities	9

Item 6.	Exhibits and Reports on Form 8-K	10

 ii

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

THE TRACKER CORPORATION OF AMERICA

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEET

Assets
	June 30,		March 31,
	2002		2002

Total assets	$23,000	$	NIL

Liabilities & Shareholders' Deficit

Current liabilities

Due to shareholders	$13,806		$13,806
Due to related party	169,293		180,204
Convertible bridge notes	950,000		1,875,000
Net liabilities of discontinued operations	1,558,397		2,003,799

Total current liabilities	2,691,496		4,072,810

Shareholders' deficiency
Common stock, $.001par value, 200,000,000 shares authorized, 102,595,558 (93,400,000 - March 31, 2002) shares issued and outstanding	102,596		93,400

Convertible senior preferred stock, $.001 par value, 100,000 shares authorized, NIL issued and outstanding

Class B voting common stock, $0.00000007 par value, 6,500,000 shares authorized, 606,730 (606,730 - March 31, 2002) issued and outstanding

Paid-in capital	20,383,244		18,876,257
Other capital	-		-
Deficit accumulated during the development stage	(23,154,336)		(23,042,466)

Total shareholders' deficit	(2,668,496)		(4,072,810)

Total liabilities and shareholders' deficit	$23,000		$-

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
( A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For 3 months ending June 30		From Inception (May 6, 1993) through June 30

	2002	2001	2002

Gain(Loss) from Discontinued operations
Gain from operation	$(111,870)	$(216,443)	$(22,997,249)
Gain (loss) on disposal of CPS segment	-	-	(157,088)

	(111,870)	(216,443)	(23,154,337)

Net profit (loss) applicable to common stock	$(111,870)	$(216,443)	$(23,154,337)

Profit (Loss) per share of common stock

Gain (loss) from discontinued operation	(0.00)	(0.00)	(0.67)

Net loss	$(0.00)	$(0.00)	$0.67)

Weighted average number of shares
outstanding	97,163,795	89,123,019	34,530,847

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
  (A Development Stage Company)

 CONSOLIDATED STATEMENT OF CASH FLOWS

	From inception
	(May 6, 1993)	Period ended	Period ended
	through June 30	June 30	June 30
	2002	2002	2001

Cash flows from (used in) operating activities:
Net loss	$(23,154,336)	$(111,870)	$(216,443)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation	380,019	-	-
Loss on sale of long-term investment	13,414	-	-
Rent, consulting and marketing services, employee	571,900	-	-
Compensation settled via the issuance of company shares	6,308,363	-	-
Changes in assets and liabilities:
Prepaid expenses and deposits	(17,273)	-	-
Accounts receivable	0	-	(42,216)
Deferred charges	0	-	-
Deferred revenue	0	-	-
Due to related parties	169,293	(10,912)	24,181
Due from related parties	0	-	-
Accounts payable and accrued liabilities	1,541,627	20,782	72,253

Net cash used in operating activities	(14,186,993)	(102,000)	(162,226)

Cash flows from (used in) investing activities:
Acquisition of fixed assets	6,028	-	-
Loan to shareholders	(356,412)	-	-
Repayment of loans to shareholders	370,218	-	-
Note receivable	(200,317)	-	-
Repayment of note receivable	200,317	-	-
Long-term investment	(2,301,372)	-	-
Unwind of long-term investment	2,287,958	-	-

Net cash from (used in) investing activities	6,420	-	-

Cash flows from (used in) financing activities:
Issuance of common shares	11,410,109	-	92,226
Issuance of preferred shares	1,050,000	-	-
Issuance of convertible subordinated debentures	2,189,529	-	-
Repayment of debentures and convertible subordinated\ debentures	(307,401)	-	-
Issuance of convertible bridge notes	2,000,000	125,000	70,000
Share issue costs	(1,684,735)	-	-

Net cash from (used in) financing activities	14,657,502	125,000	162,226

Effect of exchange rate changes	(453,929)	-	-

Increase (decrease) in cash and cash equivalents during	23,000	23,000	(0)
the period

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$23,000	$23,000	$(0)

Supplemental schedule of noncash financing activities
Bridge notes converted to stock		1,516,183

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

NOTE 3 - GOING CONCERN:

We have been in a development stage since its inception on May 6, 1993. The likelihood that we will attain profitability depends on many factors, including our ability to obtain adequate financing and generate sufficient revenues.  Our secured creditors, headed by SovCap Equity Partners PLC are currently working to secure adequate capital through the private placement of securities for the purpose of maximizing shareholder value through the acquisition of a new business unit.  The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, although the report of our independent accountant as of and for each of the years ended March 31, 2000, March 31, 2001 and March 31, 2002, express substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6 – DUE TO RELATED PARTIES:

Global Tracker Corporation has incurred expenses on behalf of the Company. The balance represents un-reimbursed portion of these expenses.

NOTE 7 – NET LIABILITIES OF DISCONTINUED OPERATIONS:

Net liabilities of discontinued operations comprise the following:

		June 30,		March 31,
		2002		2002

Total assets	$	NIL	$	NIL

Current Liabilities
Accounts payable		$178,648		$182,961
Accrued liabilities		882,151		1,323,239
Debenture payable		31,809		31,809
Convertible debentures		465,790		465,790

Total liabilities		$1,558,398		$2,003,799

Net liabilities of discontinued operations		$1,558,398		$2,003,799

Net operating losses of discontinued operations comprise the following:

                                                                                    For the three months ended June 30

	2002	2001

Revenues	$-	$42,400

Cost of sales	-	12,062

Development costs	$111,870	$246,781

Loss from discontinued operations	$111,870	$216,443

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 – SUBSEQUENT EVENTS

On July 17, 2002, SovCap exercised certain of its repricing warrants by delivering certain of the notes evidencing the demand loans and received an additional 95,404,288 shares of Common Stock. As a result of the foregoing, SovCap owns almost 50% of the outstanding shares of common stock and thereby  giving it the ability to direct the policies of the Company and to control the outcome of substantially all matters which may be put to a vote of Tracker's stockholders. It is currently contemplated that, Tracker will seek to effect certain transactions, including without limitation a reverse stock split of the Common Stock (in a yet to be determined amount) and a merger or acquisition with an operating business; however, no business has yet been identified.

Item 2.  Management’s Discussion and Analysis

General

The Company ceased operations on December 23, 2001 when required bridge financing failed to materialize.  On April 8, 2002, one of the company’s larger creditors, SovCap Equity Partners, Ltd. (“SovCap”), loaned the Company $60,000 pursuant to a demand note in order that the Company could retained the services of a consultant to assist it in the rehabilitation plans as well as to pay directors fees and certain accounting, legal and other expenses in connection therewith. SovCap has guaranteed the payment of the $50,000 in fees due to the consultant, of which $37,5000 has already been paid. As part of this restructuring, SovCap expects to convert a significant portion of its convertible bridge notes into Common Stock following which it will own a majority of the outstanding shares of common stock and thereby giving it the ability to direct the policies of the Company and to control the outcome of substantially all matters which may be put to a vote of the Company’s stockholders.  It is currently contemplated that, the Company will seek to effect certain transactions, including without limitation a reverse stock split of the Common Stock (in a yet to be determined amount) and a merger or acquisition with an operating business.

PART II
OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

As of June 30, 2002, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790, plus accrued interest.

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

10.19†	Assignment World‑Wide dated May 12, 1994 from I. Bruce Lewis to the Tracker Corporation of America
10.30††	Letter agreement dated March 22, 1996 between The Tracker Corporation of America and Sony of Canada Ltd.
10.36†††	Agreement dated May 22, 1997 between The Tracker Corporation of America and Schwinn Cycling & Fitness Inc.
10.37†††	Modification Agreement dated May 27, 1997 between The Tracker Corporation of America, Saturn Investments, Inc., I. Bruce Lewis, Mark J. Gertzbein, and Jonathan B. Lewis
10.38††††	Agreement dated July 1, 1998 between The Global Tracker Corporation and Warrantech Additive, Inc.
10.39††††	License Agreement dated as of July 30, 1998 between The Global Tracker Corporation and the Tracker Corporation of America
10.41†††††	Employment Agreement dated December 18, 1998 between Bruce I. Lewis and The Tracker Corporation of America

10.42†††††	Employment Agreement dated December 18, 1998 between Jay S. Stulberg and The Tracker Corporation of America
10.43†††††	Letter Agreement dated May 18, 1999 between Symbol Technologies, Inc. and The Tracker Corporation of America
10.44††††††	Purchase and Security Agreement dated August 18, 1999
10.45††††††	1994 Amended and Restated Stock Option Plan
10.46†(9)	Placement Agreement dated August 18, 1999 with Sovereign Capital Advisors, LLC.
10.47†(7)	Stock Option Award Agreement dated December 22, 1998 between Bruce Lewis and The Tracker Corporation of America
10.48†(7)	Stock Option Award Agreement dated December 22, 1998 between Jay Stulberg and The Tracker Corporation of America
10.49†(7)	Non-Qualified Stock Option Award Agreement dated December 31, 1999 between Bruce Lewis and The Tracker Corporation of America
10.50†(7)	Non-Qualified Stock Option Award Agreement dated December 31, 1999 between Jay Stulberg and The Tracker Corporation of America
10.51†(7)	Incentive Stock Option Award Agreement dated December 31, 1999 between Christopher Creed and The Tracker Corporation of America
10.52†(7)	Incentive Stock Option Award Agreement dated December 31, 1999 between Tizio Panara and The Tracker Corporation of America
10.53†(8)	2000 Stock Wage and Fee Payment Plan
23.1†(10)	Consent of J. L. Stephan Co., P. C.
23.2†(10)	Consent of Hirsch Silberstein & Subelsky, P.C.
---------------
†	Incorporated by reference from the Registrant's Registration Statement on Form S‑1 (No. 33‑99686).
††	Incorporated by reference from the Registrant's Annual Report on Form 10‑K dated March 31, 1996 (filed July 15, 1996).
†††	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 1997 (filed July 3, 1997).

††††	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998).
†††††	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 1999 (filed August 17, 1999).
††††††	Incorporated by reference from the Registrant’s Amended Quarterly Report on Form 10-QSB dated September 30, 1999 (filed January 11, 2000)
†(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 concerning the 1994 Amended and Restated Stock Option Plan (filed March 28, 2000)
†(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 concerning the 2000 Stock Wage and Fee Payment Plan (filed March 28, 2000)
†(9)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2/A (filed July 10, 2000)
†(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 2002 (filed July 30, 2002).

(b)       Reports on Form 8-K

No reports were filed on Form 8-K with the SEC for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 15, 2002	THE TRACKER CORPORATION OF AMERICA, a Delaware corporation

By: /s/Jay Stulberg Jay Stulberg Director