Form 10QSB
period 2002-12-31
TRACKER CORP OF AMERICA
filed 2003-02-21
CIK 789853

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________

FORM 10-QSB

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December  31, 2002, or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

            Classes of Common Stock                                                           Outstanding at February 21, 2003

            Common Stock, $0.001 par value                                                                      200,000,000
            Class B Common Stock, $0.00000007 par value                                                              0

THE TRACKER CORPORATION OF AMERICA, INC.

INDEX

		Page

PART 1	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Consolidated Balance Sheet as of December 31, 2002 and March 31, 2002	2

	Consolidated Statement of Operations for the nine months ended December 31, 2002 and 2001 and for the period from May 6, 1993 (inception) through December 31, 2002	3

	Consolidated Statement of Cash Flows for the nine months ended December 31, 2002 and 2001 and for the period from May 6, 1993 (inception) through December 31, 2002	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Controls and Procedures	8

PART II.	OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities	9

Item 6.	Exhibits and Reports on Form 8-K	10

 ii

PART I           FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

THE TRACKER CORPORATION OF AMERICA
  (A Development Stage Company)

CONSOLIDATED BALANCE SHEET

Assets
	Dec. 31,		March 31,
	2002		2002

Total assets	$5,240	$	NIL

Liabilities & Shareholders' Deficit

Current liabilities

Due to shareholders	$13,806		$13,806
Due to related party	180,204		180,204
Convertible bridge notes	975,000		1,875,000
Net liabilities of discontinued operations	1,572,761		2,003,799

Total current liabilities	2,741,772		4,072,810

Shareholders' deficiency
Common stock, $.001par value, 200,000,000 shares authorized, 200,000,000 (93,400,000 - March 31, 2002) shares issued and outstanding	198,000		93,400

Convertible senior preferred stock, $.001 par value, 100,000 shares authorized, NIL issued and outstanding

Class B voting common stock, $0.00000007 par value, 6,500,000 shares authorized, 606,730 (606,730 - March 31, 2002) issued and outstanding

Paid-in capital	20,287,840		18,876,257
Other capital	-		-
Deficit accumulated during the development stage	(23,222,371)		(23,042,466)

Total shareholders' deficit	(2,736,532)		(4,072,810)

Total liabilities and shareholders' deficit	$5,240		$-

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
( A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For 3 months		For 9 months		From Inception (May 6, 1993) through
	ending December 31		ending December 31		December 31,

	2002	2001	2002	2001	2002

Gain (Loss) from Discontinued operations
Gain from operation	$(21,642)	$(531,171)	$(179,905)	$(949,640)	$(23,222,371)
Gain (loss) on disposal of CPS segment	-	-	-	-	(157,088)

	(21,642)	(531,171)	(179,905)	(949,640)	(23,379,459)

Net profit (loss) applicable to common stock	$(21,642)	$(531,171)	$(179,905)	$(949,640)	$(23,379,459)

Profit (Loss) per share of common stock

Gain (loss) from discontinued operation	(0.00)	(0.01)	(0.00)	(0.01)	(0.53)

Net loss	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.53)

Weighted average number of shares
outstanding	160,309,907	89,123,019	160,309,907	89,123,019	43,504,418

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
  (A Development Stage Company)

 CONSOLIDATED STATEMENT OF CASH FLOWS

	From inception
	(May 6, 1993)	Period ended	Period ended
	through June 30	December 31	December 31
	2002	2002	2001

Cash flows from (used in) operating activities:
Net loss	$(23,222,371)	$(179,905)	$(949,640)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation	380,019	-	-
Loss on sale of long-term investment	13,414	-	-
Rent, consulting and marketing services, employee	571,900	-	-
Compensation settled via the issuance of company shares	6,308,363	-	-
Changes in assets and liabilities:
Prepaid expenses and deposits	(17,273)	-	-
Accounts receivable	0	-	(12,741)
Deferred charges	0	-	-
Deferred revenue	0	-	-
Due to related parties	180,204	(0)	149,716
Due from related parties	0	-	-
Accounts payable and accrued liabilities	1,555,990	35,145	145,314

Net cash used in operating activities	(14,229,753)	(144,760)	(667,351)

Cash flows from (used in) investing activities:
Acquisition of fixed assets	6,028	-	-
Loan to shareholders	(356,412)	-	142,227
Repayment of loans to shareholders	370,218	-	-
Note receivable	(200,317)	-	-
Repayment of note receivable	200,317	-	-
Long-term investment	(2,301,372)	-	-
Unwind of long-term investment	2,287,958	-	-

Net cash from (used in) investing activities	6,420	-	142,227

Cash flows from (used in) financing activities:
Issuance of common shares	11,410,109	-	370,124
Issuance of preferred shares	1,050,000	-	-
Issuance of convertible subordinated debentures	2,189,529	-	-
Repayment of debentures and convertible subordinated debentures	(307,401)	-	-
Issuance of convertible bridge notes	2,025,000	150,000	155,000
Share issue costs	(1,684,735)	-	-

Net cash from (used in) financing activities	14,682,502	150,000	525,124

Effect of exchange rate changes	(453,929)	-	-

Increase (decrease) in cash and cash equivalents during the period	5,240	5,240	0

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$5,240	$5,240	$0

Supplemental schedule of noncash financing activities
Bridge notes converted to stock		1,516,183

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

NOTE 6 – DUE TO RELATED PARTIES:

Global Tracker Corporation has incurred expenses on behalf of the Company. The balance represents un-reimbursed portion of these expenses.

NOTE 7 – NET LIABILITIES OF DISCONTINUED OPERATIONS:

Net liabilities of discontinued operations comprise the following:

		December 31,		March 31,
		2002		2002

Total assets	$	NIL	$	NIL

Current Liabilities
Accounts payable		$165,261		$182,961
Accrued liabilities		909,901		1,323,239
Debenture payable		31,809		31,809
Convertible debentures		465,790		465,790

Total liabilities		$1,572,762		$2,003,799

Net liabilities of discontinued operations		$1,572,762		$2,003,799

Net operating losses of discontinued operations comprise the following:

                                                                                                                           For the nine months ended Dec 31

	2002	2001

Revenues	$-	$46,417

Cost of sales	-	13,549

Development costs	$179,905	$451,337

Loss from discontinued operations	$179,905	$418,469

NOTE 8 – SUBSEQUENT EVENTS

It is currently contemplated that, Tracker will seek to effect certain transactions, including without limitation a reverse stock split of the Common Stock (in a yet to be determined amount) and a merger or acquisition with an operating business; however, no business has yet been identified.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

The Company ceased operations on December 23, 2001 when required bridge financing failed to materialize.  On April 8, 2002, June 4, 2002 and November 21, 2002 one of the company’s larger creditors, SovCap Equity Partners, Ltd. (“SovCap”), advanced a series of loans to the Company totaling $150,000 pursuant to a demand note in order that the Company could retained the services of a consultant to assist it in the rehabilitation plans as well as to pay directors fees and certain accounting, legal and other expenses in connection therewith. SovCap  has convert a significant portion of its convertible bridge notes into Common Stock and intends to convert the balance of its bridge notes into Common Stock before the fiscal year end. It now owns a majority of the outstanding shares of common stock and thereby directs the policies of the Company.  It is currently contemplated that, the Company will seek to effect certain transactions, including without limitation a reverse stock split of the Common Stock (in a yet to be determined amount) and a merger or acquisition with an operating business.

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

PART II

OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

As of December 31, 2002, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790, plus accrued interest.

Item 4.            Submission of Matters to a Vote of Security Holders.

On December 24, 2002, we held a special meeting of shareholders and elected to: (1) amend the Articles of Incorporation to increase the authorized number of common stock to 2,000,000,000 shares; and (2) decrease the number of required directors to one.  A quorum was present and dissenting votes were cast.

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

(b)       Reports on Form 8-K

No reports were filed on Form 8-K with the SEC for the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 19, 2003	THE TRACKER CORPORATION OF AMERICA, a Delaware corporation

By: /s/Jay Stulberg Jay Stulberg , Director

 10

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

Dated: February 19, 2003

/s/ Jay Stulberg
Jay Stulberg, Sole Director