Form 10KSB
period 2003-03-31
TRACKER CORP OF AMERICA
filed 2003-10-20
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________

FORM 10‑KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2003, or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________________________________

Commission file number 0‑24944

THE TRACKER CORPORATION OF AMERICA
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	86-0767918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

860 Denison Street, Unit 7, Markham, Ontario, Canada	L3R 4H1
(Address and Zip Code of Principal Executive Offices)	(Zip Code)

(905) 940-8118
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:  None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
common stock, par value $0.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S‑B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑KSB or any amendment to this Form 10‑KSB. ☐

Our revenues for fiscal year 2002:         $NIL

As of July 31, 2003, there were issued and outstanding 1,747,999,841 shares of our capital stock, consisting of 1,747,999,841 shares of common stock, par value $0.001 per share.   Non-affiliates hold 104,595,553 shares of our common stock. The aggregate market value of the shares of our common stock held by non‑affiliates at such date was $10,400 (calculated on the basis of $.0001 per share which was the average of the high bid and low asked quotations for our common stock on pink sheets on October 1, 2003).

Transitional Small Business Disclosure Format:     Yes      ☐     No      ☑

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference.  We identify the part of this Form 10-KSB into which the document is incorporated.

Exhibits 2.1, 2.2, 3.1, 3.2, 4.1, 9.1, 9.2, 10.2, 10.3, 10.10, 10.11, and 10.19 to our Registration Statement on Form S‑1 (No. 33‑99686) is incorporated by reference in Part III.

Exhibit 10.37 to our Annual Report on Form 10-K dated March 31, 1997 (filed July 3, 1997) is incorporated by reference in Part III.

Exhibit 10.39 to our Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998) is incorporated by reference in Part III.

Exhibits 10.45 to our Amended Quarterly Report on Form 10-QSB dated September 30, 1999 (filed January 11, 2000) is incorporated by reference in Part III.

ii

iii

PART I

Item 1.            Description of Business

Cessation of Operations

The Tracker Corporation of America discontinued active operations on December 15, 2001.  The bridge financing arranged by management through one of the Company’s secured creditors was cancelled in October, 2001 after two months. Consequently, Tracker had no choice but to cease all active business.

Tracker currently has no full-time employees, but the officers and directors continue to expend time and effort to identify, negotiate, and pursue the acquisition of, or merger with, an operating business.  See “Management’s Discussion and Analysis.”

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

Item 3.            Legal Proceedings.

Tracker is not currently a party to any material litigation and are not aware of any pending or threatened litigation that could materially adversely affect our business, operating results or financial condition.

Item 4.            Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended March 31, 2003, we did not submit any matter to a vote of the security holders.

PART II

Item 5.            Market For Common Equity and Related Stockholder Matters.

Our common stock is traded in the over‑the‑counter market and quoted on the pink sheets under the symbol “TRKR.”  Quotations for our common stock were first listed on May 5, 1993.  The market for our common stock must be characterized as extremely limited due to the low trading volume and the small number of brokerage firms acting as market makers.  Additionally, stocks quoted on the pink sheets generally have limited brokerage and news coverage.  Thus, the market price of the common stock may not reflect our true value.  As a result, you may find it difficult to dispose of, or to obtain accurate quotations as to the value of, the common stock.  We cannot assure that the over‑the‑counter market for our securities will continue, that a more active market will develop, or that the prices in any such market will be maintained at their current levels or otherwise.

The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the National Quotation Bureau or Bloomberg.  These quotations reflect inter‑dealer prices, without adjustments for retail markups, markdowns or commissions, and do not represent actual transactions.

Quarter Ended	High	Low

March 31, 2001	$0.125	$0.040
June 30, 2001	$0.042	$0.020
September 30, 2001	$0.025	$0.009
December 31, 2001	$0.010	$0.00619
March 31, 2002	$0.019	$0.00013
June 30, 2002	$0.005	$0.0001
September 30, 2002	$0.002	$0.0001
December 31, 2002	$0.010	$0.0001
March 31, 2003	$0.010	$0.0001

On March 31, 2003, the high and low bid quotations for our common stock on the pink sheets were $0.0001 and $0.0001, respectively.  As of July 31, 2003, there were 1,747,999,841  shares of common stock outstanding held by approximately 400 holders of record, including broker‑dealers and clearing corporations holding common shares on behalf of their customers.

We have never paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.  Future earnings, if any, will be retained to fund the development and growth of our business.

Recent Sales of Unregistered Securities

We issued the following securities within the past three fiscal years without registering the securities under the Securities Act.  We believe all of the issuances occurred without the aid of any underwriters:

  SovCap Equity Partners, Ltd.
  Date issued: 6/28/02
  Title of securities: Common Stock
  Amount: 5,848,749 shares
  Consideration: exercise of repricing warrants dated 3/2/01
  Securities Act exemption: Section 4(2)

  SovCap Equity Partners, Ltd.
  Date issued: 7/31/02
  Title of securities: Common Stock
  Amount: 95,404,288 shares
  Consideration: : exercise of repricing warrants dated 3/2/01
  Securities Act exemption: Section 4(2)

  SovCap Equity Partners, Ltd.
  Date issued: 2/21/03
  Title of securities: Common Stock
  Amount: 1,350,000,000 shares
  Consideration: exercise of repricing warrants dated 3/2/01
  Securities Act exemption: Section 4(2)

  U.S. Capital Consultants
  Date issued: 2/27/03
  Title of securities: Common Stock
  Amount: 200,000,000 shares
  Consideration: Consulting agreement dated December 2, 2002
  Securities Act exemption: Section 4(2)

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

  Frutose – Marketing & Investors Internacionais LDA
  Date issued: 12/22/00
  Title of securities: Common Stock
  Amount: 518,797 shares
  Consideration: conversion of $50,000 of convertible bridge notes
  Securities Act exemption: Rule 144 – the notes were held for over one year

  Bruce Lewis
  Date issued: 10/16/00
  Title of securities: Common Stock
  Amount: 475,000 shares
  Consideration: stock issued in lieu of payment of expenses rendered on behalf of the Company valued at $71,250
  Securities Act exemption: §4(2) – this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution.  The issued stock was restricted from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933

Date issued: 11/2/00
Title of securities: Common Stock
Amount: 268,000 shares
Consideration: stock issued in lieu of payment of expenses rendered on behalf of the Company valued at $26,800
Securities Act exemption: §4(2) – this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution.  The issued stock was restricted from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933

Date issued: 11/13/00
Title of securities: Common Stock
Amount: 85,000 shares
Consideration: stock issued in lieu of payment of expenses rendered on behalf of the Company valued at $6,715
Securities Act exemption: §4(2) – this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution.  The issued stock was restricted from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933

Date issued: 11/20/00
Title of securities: Common Stock
Amount: 186,000 shares
Consideration: stock issued in lieu of payment of expenses rendered on behalf of the Company valued at $11,160
Securities Act exemption: §4(2) – this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution.  The issued stock was restricted from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933

Date issued: 12/19/00
Title of securities: Common Stock
Amount: 68,740 shares
Consideration: stock issued in lieu of payment of expenses rendered on behalf of the Company valued at $3,437
Securities Act exemption: §4(2) – this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution.  The issued stock was restricted from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933

Date issued: 1/10/00
Title of securities: Common Stock
Amount: 655,860 shares
Consideration: stock issued in lieu of payment of expenses rendered on behalf of the Company valued at $32,793
Securities Act exemption: §4(2) – this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution.  The issued stock was restricted from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933

  Mark Gertzbein
  Date issued: 7/18/00
  Title of securities: Common Stock
  Amount: 18,800 shares
  Consideration: issued in settlement of employment contract claim for $2,914
  Securities Act exemption: §4(2) – this was an isolated sale to an individual with a close relationship with us and was not part of any public offering or distribution.  The issued stock was restricted from being sold for at least one year, pursuant to Rule 144 of the Securities Act of 1933

Item 6.            Management’s Discussion and Analysis.

General

The Company ceased operations on December 23, 2001 when required bridge financing failed to materialize.  Commencing on April 8, 2002 through September 30, 2003, one of the company’s larger creditors, SovCap Equity Partners, Ltd. (“SovCap”), loaned the Company $200,000 pursuant to a series of demand notes in order that the Company could retained the services of a consultant to assist it in the rehabilitation plans as well as to pay directors fees and certain accounting, legal and other expenses in connection therewith. Such rehabilitation plan includes working out of distressed accounts payable, resolving outstanding disputes, and marketing the resulting public shell to interested parties, with the view towards merging it with a profitable operating business; however, no business has yet been identified and we can give you no assurance that a suitable business will be identified or any transaction consummated on terms acceptable to us or at all.  With the assistance of SovCap and the outside consultant, we have been attempting to negotiate settlements with its major creditors, including our noteholders.  Unless we can reach acceptable settlements that do not involve the payment of cash to these creditors, it is extremely unlikely that SovCap Equity will continue to provide us with the funds necessary to continue our operations.  In such event, we will likely be forced to seek protection under bankruptcy or similar laws.

As part of this restructuring, SovCap has converted a significant portion of its convertible bridge notes into Common Stock and exercised certain warrants issued as part of the earlier bridge financing.  It now owns a majority of the outstanding shares of common stock and thereby has the ability to direct the policies of the Company and to control the outcome of substantially all matters, which may be put to a vote of the Company’s stockholders.

Item 7.            Financial Statements.

Our consolidated financial statements for the years ended March 31, 2003 and March 31, 2002 are included beginning at page F-1.

Item 8.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.   Controls And Procedures

The principal executive officer and the principal financial officer of the Company have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include  controls and procedures  designed to ensure that information required to be disclosed by the  Commission in such reports is accumulated and communicated to the Company's  management,   including  the  president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance
                        With Section 16(a) of the Exchange Act.

  The following table sets forth certain information with respect to our current executive officers and directors:

NAME	AGE	POSITION

Jay S. Stulberg	53	President
Robert Arkin	49	Director

Executive officers are elected on an annual basis and serve at the discretion of the Board of Directors.  Directors of the Company are elected on an annual basis.

Jay S. Stulberg has been President of Tracker since December 22, 1998 and served as a director from December 1998 until January 31, 2003.   Since February 1998, Mr. Stulberg has been the sole shareholder and officer of Global Tracker Corp.

Robert Arkin has been a director of Tracker since January 31, 2003.  Since January 2003, he has also served as president and a director of the law firm of Robert D. Arkin, P.C. From August 1998 to February 2001, he was Chief Executive Officer, a director and founder of Synermedics, which developed a web portal, applications delivery platform and workflow process automation technology for the hospital industry. From April 1997 to July 1998, Mr. Arkin served as Managing Partner of Arkin & Merolla, LLP, a law firm.

Compliance With Section 16(a) of the Exchange Act:

Both Jay S. Stulberg and Robert Arkin failed to timely file their Form 5 for the period covered by this disclosure.  However, neither had any reporting transactions for the period covered by this disclosure.  Each filed their Form 5 in October 2003.

Item 10.          Executive Compensation.

Compensation of Named Executive Officers

The following table provides certain information for the fiscal year ended March 31, 2003, concerning the compensation earned by our President.  The Company had no other executive officers during the year.

SUMMARY COMPENSATION TABLE

Name and then- Principal Position	Fiscal Year	Annual Compensation			Long-Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other ($)(1)	Restricted Stock Award(s) ($)	Securities Under-Lying Options/SARs (#)	LTIP Payouts ($)
Jay S. Stulberg, President	2003	0
	2002	0
	2001	36,950		10,000	138,050

(1) Automobile Allowance

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name (a)	Shares Acquired On Exercise (#) (b)	Value Realized (c)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable/ Unexercisable (d)	Value of Unexercised In-The-Money Options/SARs At FY-End ($) Exercisable/ Unexercisable (e)
Jay S. Stulberg		NIL	1,444,289/200,000	NIL

Employment Contracts, Termination of Employment and Change of Control

None.

Compensation of Directors

Non‑employee directors are eligible to receive options to purchase shares of our common stock.  Under our 1999 Director Option Plan, each non‑employee director is automatically granted an option to purchase 5,000 shares of common stock upon election.  If the non-employee director is elected Chairman of the Board, the director is granted an option to purchase 10,000 shares of common stock.  On every anniversary of initial election or appointment, each eligible director is automatically granted a nonqualified option to purchase an additional 5,000 shares of common stock (10,000 shares if Chairman of the Board).  The plan provides that options granted to non‑employee directors have a maximum term of ten years and are exercisable ratably in annual installments over three years.    All options granted to non‑employee directors vest immediately upon a change of control.  The exercise price of options granted pursuant to such automatic grants is reduced to a price 25% below the average trading price of our common stock for the 30 days immediately prior to the grant date.   No options have been granted under the plan since December 31, 2000.

Item 11.          Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2003 by:

  Each person known to us to own beneficially more than 5% of our total voting stock;

  The CEO and the other executive officers named in the summary compensation table;

  Each of our directors; and

  All of our directors and officers as a group.

Except as otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law.  The common stock is our only outstanding class of equity securities.  As of September 30, 2003, there were approximately 400 record holders of common stock.  Percentage of ownership is based upon 2,000,000,000  issued and outstanding shares of common stock beneficially owned on September 30, 2003, including currently exercisable warrants to purchase 1,250,000 shares of common stock, currently exercisable options to purchase 40,000 shares of common stock, currently exercisable options to purchase 200,000 shares reserved under an option issued to Toda Corporation Limited for financial consulting services, and 1,800,000 shares of common stock to be issued upon conversion of the remaining bridge financing notes and exercise of the repricing warrants at $0.0001 per share.

Beneficial Owner and Address	Total Shares Owned As of June 30, 2003	Percentage

Jay S. Stulberg, President and Chief Financial Officer 860 Denison Street, Unit 7 Markham, Ontario, :3R 4H1	2,977,289[1]	0.136%

Robert Arkin, Director c/o 860 Denison Street, Unit 7 Markham, Ontario, :3R 4H1	5,000[2]	0.000%

SovCap Equity Partners C/o SovCap IMG 10 Glenlake Parkway, Suite 130 Atlanta, Georgia 30328	1,895,641,660[3]	86.508%

U.S. Capital Consultants 57 Union Place Suite 209 Summit, NJ 07901	200,000,000	9.127%

Executive Officers and Directors as a group, Including those named above (two persons)	2,982,289	0.136%

(1)	Number of shares includes the option to purchase 1,244,289 shares of common stock.
(2)	Number of shares includes the option to purchase 5,000 shares of common stock.
(3)	Number of shares includes 444,096,872 shares of common stock that SovCap has the right to receive pursuant to a previously submitted exercise of warrants but which it has agreed could be issued at a future date. See Certain Relationships and Related Transactions – Transactions with SovCap.”

SovCap Equity Partners, Ltd. is a greater than 5% shareholder in our company.  As of June 30, 2003, SovCap Equity Partners, Ltd. holds 1,456,000,000 shares of common stock and its address is Cumberland House, #27 Cumberland Street, P.O. Box CB-13016, Nassau, New Providence, Bahamas and is directed by Barry Herman, its President.

Item 12.          Certain Relationships and Related Transactions

Transactions with SovCap

On August 18, 1999, SovCap purchased from Tracker $1,000,000 principal amount of convertible bridge notes with attached repricing warrants, $1,000,000 of shares in callable warrants and 200,000 purchase warrants.

On December 7, 1999, SovCap purchased an additional $200,000 principal amount of convertible bridge notes with attached repricing warrants, $200,000 of shares in callable warrants and 40,000 purchase warrants.

On October 15, 2000, SovCap converted $50,000 principal amount (together with accrued interest and redemption premium)of the convertible bridge notes issued on August 18, 1999.

On March 2, 2001, SovCap converted $100,000 principal amount (together with accrued interest and redemption premium)of the convertible bridge notes issued on December 7, 1999.

On March 29, 2002, representatives of the investment advisor for SovCap temporarily filled the two vacancies on the Tracker Board of Directors for the sole purpose of properly reducing the number of directors of the Company to one director. Following this action, these representatives immediately resigned their positions as directors of Tracker.

On June 7, 2002, SovCap converted the remaining principal balance (together with accrued interest and redemption premium) of its convertible bridge notes and on July 17, 2002 exercised certain of the repricing warrants issued in connection therewith by delivering a portion of the demand notes it was issued evidencing $765,000 of loans made by SovCap to Tracker from June 2000 to June 2002.

On September 30, 2002, SovCap submitted an exercise notice with respect to the exercise of 1,794,096,872 repricing warrants by surrendering certain demands notes with a principal amount of $630,000 (plus accrued interest and redemption premium totaling $755,583).  The repricing warrants required Tracker to issue, within five days of receipt of an exercise notice, certificates representing the shares of common stock issuable upon exercise thereof.  The provisions of the warrants further provided that if such certificates were not issued with such five-day period, Tracker was required to pay to SovCap , in addition to any other rights they had, an amount equal to 1.0% of the product of (A) the number of shares of common stock not issued to which it was entitled multiplied by (B) the closing bid price of the Tracker common stock on the fifth day after exercise, for each day that Tracker failed to issue such shares. SovCap   As Tracker did not have any shares available to issue, it would have been required to pay to SovCap  as damages, $1,617.26 per day commencing as of October 5, 2002.  SovCap agreed to waive all such damages provided Tracker diligent pursued a proposed amendment to the Tracker Certificate of Incorporation to increase the authorized number of shares of common stock.

At a special meeting of stockholders held on December 24, 2002, the stockholders of the Company approved, among other things, an amendment to the Tracker Certificate of Incorporation to increase the authorized number of shares of common stock from 200,000,000 to 2,000,000,000, which amendment was filed with the Delaware Secretary of State in January 2003.

On February 20, 2003, Tracker issued to SovCap, a certificate for 1,350,000,000 shares of common stock.  By mutual agreement of the parties, the remaining shares due to SovCap will be issued on a later date, in conjunction with the issuance of shares to creditors and others as part of Tracker's previously announced plan to restructure its balance sheet.

On February 27, 2003, Tracker issued a certificate for 200,000,000 shares of common stock to US Capital Consultants in payment of a portion of a consulting fee.

Transactions with US Capital Consultants

In January 2003, Tracker entered into an agreement with US Capital Consultants to assist in the restructuring of our balance sheet.  Pursuant to such agreement, we paid US Capital $15,000 and issued it 200,000,000 shares of common stock.

Transactions with Global Tracker

During the year ended March 31, 2003, Tracker paid Global Tracker $30,000 for providing the consulting services of Jay Stulberg as our President.

Item 13.          Exhibits, List and Reports on Form 8-K.

(a)  Exhibits

NUMBER	DESCRIPTION
2.1†	Reorganization Agreement Among Ultra Capital Corp. (the predecessor of the Registrant), Jeff W. Holmes, R. Kirk Blosch and the Tracker Corporation dated May 26, 1994, as amended by Amendment Number One dated June 16, 1994, Amendment Number Two dated June 24, 1994, and Amendment Number Three dated June 30, 1994, Extension of Closing dated June 23, 1994, and July 11, 1994 letter agreement
2.2†	Agreement and Plan of Merger dated July 1, 1994 between Ultra Capital Corp. (the predecessor of the Registrant) and the Registrant
3.1†	Certificate of Incorporation, as corrected by Certificate of Correction of Certificate of Incorporation dated March 27, 1995, and as amended by Certificate of Amendment to the Certificate of Incorporation dated November 1, 1995, and Certificate of Designation of Rights, Preferences and Privileges of $1,000.00 6% Cumulative Convertible Preferred Stock of the Registrant dated April 19, 1996

3.2†	Bylaws
4.1†	Specimen Common Stock Certificate
9.1†	Agreement dated December 21, 1993 among 1046523 Ontario Limited, Gregg C. Johnson and Bruce Lewis
9.2†	Right of First Refusal, Co‑Sale and Voting Agreement dated March 14, 1994 between The Tracker Corporation of America, Stalia Holdings B.V., I. Bruce Lewis, MJG Management Accounting Services Ltd., Spire Consulting Group, Inc., 1046523 Ontario Limited, Mark J. Gertzbein, Gregg C. Johnson and Jonathan B. Lewis, as confirmed by letter dated June 22, 1994 and Agreement dated July 1994
10.2†	Discretionary Cash Bonus Arrangement of The Tracker Corporation of America
10.3†	Form of Indemnification Agreement entered into between the Registrant and each of its Directors
10.10†	Right of First Refusal, Co‑Sale and Voting Agreement dated March 14, 1994 between The Tracker Corporation of America, Stalia Holdings B.V., I. Bruce Lewis, MJG Management Accounting Services Ltd., Spire Consulting Group, Inc., 1046523 Ontario Limited, Mark J. Gertzbein, Gregg C. Johnson and Jonathan B. Lewis, as confirmed by letter dated June 22, 1994 and Agreement dated July 1994 (contained in Exhibit 9.2)
10.11†	Stock Option Agreement dated March 14, 1994 between The Tracker Corporation of America and Stalia Holdings B.V., as confirmed by letter dated June 22, 1994
10.19†	Assignment World‑Wide dated May 12, 1994 from I. Bruce Lewis to the Tracker Corporation of America
10.37††	Modification Agreement dated May 27, 1997 between The Tracker Corporation of America, Saturn Investments, Inc., I. Bruce Lewis, Mark J. Gertzbein, and Jonathan B. Lewis
10.39†††	License Agreement dated as of July 30, 1998 between The Global Tracker Corporation and the Tracker Corporation of America
10.45†††††	1994 Amended and Restated Stock Option Plan
23.1*	Consent of J. L. Stephan Co., P. C.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
†	Incorporated by reference from the Registrant's Registration Statement on Form S‑1 (No. 33‑99686).
††	Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1997 (filed July 3, 1997).
†††	Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998).
††††	Incorporated by reference from the Registrant's Amended Quarterly Report on Form 10-QSB dated September 30, 1999 (filed January 11, 2000)

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
           President

Dated: October 20, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Jay Stulberg
            Jay Stulberg
             President (Principal Executive, Financial and Accounting Officer)

By:       /s/ Robert Arkin
            Robert Arkin
           Director

Dated: October 20, 2003

THE TRACKER CORPORATION OF AMERICA

INDEX TO FINANCIAL STATEMENTS
Independent Auditor's Report dated August 8, 2003	F-2
Audited Balance Sheet as of March 31, 2003 and March 31, 2002	F-3
Audited Statement of Income for the Years Ended March 31, 2003 and March 31, 2002	F-4
Audited Statement of Cash Flows for the Years Ended March 31, 2003 and March 31, 2002	F-5
Audited Statement of Changes in Stockholders' Equity for the Years Ended March 31, 2003 and March 31, 2002	F-6
Notes to Audited Financial Statements	F-12

JLS	J L Stephan Co PC Certified Public Accountants	Jerry L. Stephan, CPA John P. Morse, CPA

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of
The Tracker Corporation of America

We have audited the accompanying balance sheets of The Tracker Corporation of America, as of March 31, 2003 and March 31, 2002, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended March 31, 2003 and March 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements of The Tracker Corporation of America and Subsidiary as of March 31, 1999 and from inception at May 6, 1993 through March 31, 1999 were audited by other auditors whose reports dated July 8, 1999, , September 16, 1998, and June 24, 1997, and May 28, 1996 included an explanatory paragraph that described going concern uncertainties discussed in Notes 1 & 2 to the consolidated financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Tracker Corporation of America as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Notes 1 & 3 to the consolidated financial statements, the Company discontinued active operations on December 15, 2001.  The bridge financing arranged by Management through one of the Company’s secured creditors was cancelled after two months. Consequently Tracker had no choice but to cease all active business operations.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Notes 1 and 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

J L Stephan Co, PC
Traverse City, MI

August 8, 2003

862 East Eighth Street * Traverse City, MI  49686
(231) 941-7600     *     E-mail jstephan@jlspc.com     *     Primary Fax (231) 941-1996     *     Alternate Fax (231) 929-3350

THE TRACKER CORPORATION OF AMERICA

( A Development Stage Company)

CONSOLIDATED BALANCE SHEET

Assets
	March 31,	March 31,
	2003	2002

Total assets	$ NIL	$ NIL

Liabilities & Shareholders' Deficit

Current liabilities

Due - related party	$167,905	$194,011
Convertible bridge notes	395,000	1,875,000
Net liabilities of discontinued operations	1,089,287	2,003,799
Total current liabilities	1,652,192	4,072,810

Shareholders' deficiency
Common stock, $.001par value, 2,000,000,000 shares authorized,
1,747,999,841 (93,400,804 - March 31, 2002) shares issued and outstanding	1,748,000	93,400

Convertible senior preferred stock, $.001 par value, 100,000 shares authorized, NIL issued and outstanding

Class B voting common stock, $0.00000007 par value, 6,500,000 shares authorized, 606,730 (606,730 - March 31, 2002) issued and outstanding

Paid-in capital	18,882,840	18,876,257
Other capital	-	-
Deficit accumulated during the development stage	(22,283,032)	(23,042,466)

Total shareholders' deficit	(1,652,192)	(4,072,810)

Total liabilities and shareholders' deficit	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA

( A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	From Inception (May 6, 1993)	For the
	through March 31,	Year ended March 31,

	2003	2003	2002

Gain (Loss) from Discontinued operations
Gain (loss) from operation	$(23,376,527)	$(491,149)	$(1,266,687)
Gain (loss) on disposal of CPS segment	(157,088)	-	-
	(23,533,615)	(491,149)	(1,266,687)

Gain on cancellation of Bridge Notes	$1,250,583	$1,250,583	$-

Net profit (loss) applicable to common stock	$(22,283,032)	$759,434	$(1,266,687)

Basic and Diluted Earnings (loss) per share of common stock

Gain (loss) from continuing operations	$0.01	$0.00	$-

Gain (loss) from discontinued operation	$(0.29)	$(0.00)	$(0.02)

Net gain (loss)	$(0.28)	$0.00	$(0.02)

Weighted average number of shares
outstanding	79,963,083	362,705,101	62,266,106

THE TRACKER CORPORATION OF AMERICA

( A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	From inception
	(May 6, 1993)	Year Ended	Year Ended
	through March 31	March 31	March 31
	2003	2003	2002

Cash flows from (used in) operating activities:
Net gain (loss)	$(22,283,032)	$759,434	$(1,266,687)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation	380,019	-	-
Loss on sale of long-term investment	13,414	-	-
Rent, consulting and marketing services, employee	571,900	-	-
Compensation settled via the issuance of company shares	6,318,333	9,970	-
Changes in assets and liabilities:
Prepaid expenses and deposits	(17,273)	-	12,000
Accounts receivable	0	-	-
Deferred charges	0	-	-
Deferred revenue	0	-	-
Due to related parties	167,905	(12,299)	180,204
Due from related parties	0	-	149,716
Accounts payable and accrued liabilities	595,768	(925,076)	374,142

Net cash used in operating activities	(14,252,965)	(167,972)	$(550,625)

Cash flows from (used in) investing activities:
Acquisition of fixed assets	6,028	-	-
Loan to shareholders	(356,412)	-	-
Repayment of loans to shareholders	356,412	(13,806)	-
Note receivable	(200,317)	-	-
Repayment of note receivable	200,317	-	-
Long-term investment	(2,301,372)	-	-
Unwind of long-term investment	2,287,958	-	-

Net cash from (used in) investing activities	(7,386)	(13,806)	-

Cash flows from (used in) financing activities:
Issuance of common shares	11,410,109	-	395,624
Issuance of preferred shares	1,050,000	-	-
Issuance of convertible subordinated debentures	2,189,529
Repayment of debentures and convertible subordinated debentures	(307,401)	-	-
Issuance of convertible bridge notes	2,075,000	200,000	155,000
Share issue costs	(1,684,735)	-	-
Net cash from (used in) financing activities	14,732,502	200,000	550,624

Effect of exchange rate changes	(453,929)

Increase (decrease) in cash and cash equivalents during	18,222	18,222	(0)
the period

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$18,222	$18,222	$(0)

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

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

		SHARES			AMOUNTS
				Class B
	Preferred	Common		Common	Preferred	Common
	Stock	Stock		Stock	Stock	Stock

Marketing services received re shares issued
to LL Knickerbocker Co. (Cash - $ Nil)		133,336	*		$ -	$ 135

Shares issued to Directors as compensation (Cash - $Nil)		34,445				34

Marketing services received from Amerasia (Cash - $Nil)				5,000

Employment and consulting services and Directors' fees received re S-8
(Cash - $Nil)		1,740,938	*			1,741

Shares issued for conversion from debenture holders (Cash -$Nil)		1,433,443				1,434

Preferred shares issued from private placement (Cash - $1,050,000)	1,050				1

Common shares issued for conversion from preferred stockholder	(1,050)	4,365,136			(1)	4,364
(Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)		1,268,825		(1,268,825)		1,269

Shares issued to employees for employment services (Cash-$Nil)		26,000				26

Shares issued for consulting services (Cash-$Nil)		208,250				208

Shares issued in lieu of finder fee for debenture holders (Cash -$Nil)		52,906				53

Shares issued in lieu of finder fee for preferred stockholders (Cash -$Nil)		112,500				113

Shares issued pursuant to W.Marches S-8 stock payment plan		333,272				332

Shares issued for office rental expense ( Cash $ Nil)		615,780				616
Less: rental expense not yet amortized		(530,255)	*			(531)

Share issue cost from April 1, 1996 to March 31, 1997

Translation adjustment

Net loss from April 1, 1996 to March 31, 1997

Balance as at March 31, 1997	-	15,925,505		4,862,537	$ -	15,925

CONTINUED

	AMOUNTS
	Paid in			Deficit Accumulated
	Capital in		Other	During
	Excess	Other	Comprehensive	Development
	of Par	Capital	Income	Stage	Total

Marketing services received re shares issued
to LL Knickerbocker Co. (Cash - $ Nil)	$ (999,600)	$ 1,332,800	$ -	$ -	$ 333,335

Shares issued to Directors as compensation (Cash - $Nil)	15,466				15,500

Marketing services received from Amerasia (Cash - $Nil)	(11,124)	18,630			7,506

Employment and consulting services and Directors' fees received re S-8
(Cash - $Nil)	316,054	340,598			658,393

Shares issued for conversion from debenture holders (Cash -$Nil)	653,566				655,000

Preferred shares issued from private placement (Cash - $1,050,000)	1,049,999				1,050,000

Common shares issued for conversion from preferred stockholder	(4,363)				-
(Cash - $Nil)

Shares exchanged as per exchange agreement (Cash - $Nil)	(1,269)				-

Shares issued to employees for employment services (Cash-$Nil)	12,474				12,500

Shares issued for consulting services (Cash-$Nil)	49,634				49,842

Shares issued in lieu of finder fee for debenture holders (Cash -$Nil)	52,853				52,906

Shares issued in lieu of finder fee for preferred stockholders (Cash -$Nil)	44,887				45,000

Shares issued pursuant to W.Marches S-8 stock payment plan	87,668				88,000

Shares issued for office rental expense ( Cash $ Nil)	153,329				153,945
Less: rental expense not yet amortized		(132,034)			(132,565)

Share issue cost from April 1, 1996 to March 31, 1997	(224,741)				(224,741)

Translation adjustment			(79,146)		(79,146)

Net loss from April 1, 1996 to March 31, 1997				(3,708,078)	(3,708,078)

Balance as at March 31, 1997	$15,207,895	$ (394,333)	$ (320,046)	$(16,910,816)	$(2,401,375)

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

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

		SHARES		AMOUNTS
			Class B
	Preferred	Common	Common	Preferred	Common
	Stock	Stock	Stock	Stock	Stock

Shares exchanged as per exchange agreement (Cash - $Nil)		279,400	(279,400)		$ 279

Expense balance of office rental expense

Shares issued for consulting services		100,000			100

Share proceeds received from private placements (Cash - $203,583)		1,500,000			1,500

Shares issued pursuant to S-8 for employees		2,359,530			2,360
and consultants (Cash - $Nil)

Balance of share proceeds received - R. Zuk (Cash - $20,000)

Balance of consulting services received		2,000,000			2,000

Share issue cost from April 1, 1999 to March 31, 2000

Net Profit (loss) from April 1, 1999 to March 31, 2000

Balance as at March 31, 2000	-	56,627,509	793,594	$ -	$ 56,628

Shares exchanged as per exchange agreement (Cash - $Nil)		186,864	(186,864)		$ 187

Shares issued pursuant to S-8 for employees
and consultants (Cash - $Nil)		14,975,571			14,976
Less: services not yet received

Shares issued in lieu of reimbursement of employee
expenses and advances		2,210,400			2,210

Translation adjustment

Shares issued on conversion of Bridge Notes (Note 7)		9,717,425			9,717

Shares issued on exercise of stock options (Cash - $209,643)		2,688,578			2,688

Net Profit (loss) from April 1, 2000 to March 31, 2001

Balance as at March 31, 2001		86,406,347	606,730	$ -	$ 86,407

CONTINUED

			AMOUNTS
	Paid in			Deficit Accumulated
	Capital in		Other	During
	Excess	Other	Comprehensive	Development
	of Par	Capital	Income	Stage	Total

Shares exchanged as per exchange agreement (Cash - $Nil)	$ (279)				$ -

Expense balance of office rental expense		43,767			43,767

Shares issued for consulting services	17,900				18,000

Share proceeds received from private placements (Cash - $203,583)	202,083				203,583

Shares issued pursuant to S-8 for employees	352,375				354,735
and consultants (Cash - $Nil)

Balance of share proceeds received - R. Zuk (Cash - $20,000)		262,500			262,500

Balance of consulting services received		58,000			60,000

Share issue cost from April 1, 1999 to March 31, 2000	(247,682)				(247,682)

Net Profit (loss) from April 1, 1999 to March 31, 2000				(1,811,943)	(1,811,943)

Balance as at March 31, 2000	$ 16,981,878	$ (60,000)	$ (126,267)	$ (19,564,979)	$ (2,712,739)

Shares exchanged as per exchange agreement (Cash - $Nil)	$ (187)				$ -

Shares issued pursuant to S-8 for employees
and consultants (Cash - $Nil)	870,579	60,000			945,555
Less: services not yet received		(248,336)			(248,336)

Shares issued in lieu of reimbursement of employee
expenses and advances	136,454				138,664

Translation adjustment			126,267		126,267

Shares issued on conversion of Bridge Notes (Note 7)	540,283				550,000

Shares issued on exercise of stock options (Cash - $209,643)	206,955				209,643

Net Profit (loss) from April 1, 2000 to March 31, 2001				(1,266,687)	(1,266,687)

Balance as at March 31, 2001	$ 18,735,962	$ (248,336)	$ -	$ (20,831,666)	$ (2,257,634)

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

		SHARES		AMOUNTS
			Class B
	Preferred	Common	Common	Preferred	Common
	Stock	Stock	Stock	Stock	Stock

Shares issued pursuant to S-8 for employees
and consultants (Cash - $Nil)		1,220,000			1,220

Shares issued on conversion of Bridge Notes (Note 7)		9,120,457			9,120

Net Profit (loss) from April 1, 2001 to March 31, 2002

Balance as at March 31, 2002		96,746,804	606,730	$ -	$ 96,747

Shares issued pursuant to S-8 for employees
and consultants (Cash - $Nil)		200,000,000			200,000

Shares issued on conversion of Bridge Notes (Note 7)		1,451,253,037			1,451,253

Net Profit (loss) from April 1, 2001 to March 31, 2003

Balance as at March 31, 2003		1,747,999,871	606,730	$ -	$ 1,748,000

CONTINUED

			AMOUNTS
	Paid in			Deficit Accumulated
	Capital in		Other	During
	Excess	Other	Comprehensive	Development
	of Par	Capital	Income	Stage	Total

Shares issued pursuant to S-8 for employees
and consultants (Cash - $Nil)	43,485	248,336			293,041

Shares issued on conversion of Bridge Notes (Note 7)	96,810				105,931

Net Profit (loss) from April 1, 2001 to March 31, 2002				(1,266,687)	0

Balance as at March 31, 2002	$ 18,876,257	$ -	$ -	$ (22,098,353)	$ (1,858,662)

Shares issued pursuant to S-8 for employees
and consultants (Cash - $Nil)	(190,030)				9,970

Shares issued on conversion of Bridge Notes (Note 7)	196,613				1,647,866

Net Profit (loss) from April 1, 2001 to March 31, 2003				759,434	0

Balance as at March 31, 2003	$ 18,882,840	$ -	$ -	$ (21,338,919)	$ (200,826)

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

NOTE 3 - GOING CONCERN:

We have been in a development stage since its inception on May 6, 1993. The likelihood that we will attain profitability depends on many factors, including our ability to obtain adequate financing and generate sufficient revenues.  Our secured creditors, headed by SovCap Equity Partners PLC are currently working to secure adequate capital through the private placement of securities for the purpose of maximizing shareholder value through the acquisition of a new business unit.  The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, although the report of our  independent accountant as of and for  the years ended March 31, 2000 March 31, 2001 and March 31, 2002, express substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition and deferred revenue

Revenue for our services are recognized on a straight-line basis over the term of the services offered and is shown net of sales discounts and allowances.  Amounts received for which service has not yet been provided, are recorded as deferred revenue.  Typical services provided include assistance with the recovery of lost and stolen property, cancellation of lost and expired credit cards as well as continued maintenance of database of all customers’ registered property.  The average length of the services agreement varies from monthly to a five-year period.

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

THE TRACKER CORPORATION OF AMERICA (A Development Stage Company) Notes to Consolidated Financial Statements

NOTE 5 – DUE TO RELATED PARTIES:

Global Tracker Corporation has incurred expenses on behalf of the Company. The balance represents un-reimbursed portion of these expenses.

NOTE 6 - ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

	March 31, 2003	March 31, 2002

	1,303,239	503,086
Interest expense for convertible debentures	$411,868	$1,303,239
Others	20,000	20,000
	$431,868	$1,323,239

Other accrued liabilities include: professional fees

NOTE  7 – BRIDGE NOTES:

We have outstanding at March 31, 2003 $395,000 in venture capital funding from off shore investors through the issuance of a promissory note in the amount of $50,000 and convertible bridge financing notes and associated warrants in the amount $345,000.

Total interest forgiven in the current year or incurred in previous years and included in general and administrative expenses is ($ 107,788) and $812,236 for years ended March 31, 2003 and 2002 respectively. Interest rates for these notes range from 8% to 60%.

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

THE TRACKER CORPORATION OF AMERICA (A Development Stage Company) Notes to Consolidated Financial Statements

NOTE 8 - CONVERTIBLE SUBORDINATED DEBENTURES:

We have outstanding at March 31, 2003 subordinated debentures in the amount of $465,790 ($ 465,790 as at March 31, 2002) bearing interest at 15% annually.  Total interest incurred and included in general and administrative expenses is $ NIL and $57,105  for year ended March 31, 2003 and 2002 respectively. At March 31, 2003, we were in default under the terms of these agreements.

NOTE 9 - CAPITAL STOCK:

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

  During the years ended March 31, 1999 and 2000, we amended and restated the Plan and increased the number of shares reserved for issuance thereunder.

  During the year ended March 31, 1999, we adopted a plan allowing for the issuance of options to outside directors.

  We have issued the following options and warrants:
	For year ended March 31, 2003	Weighted- Average Exercise Price	Grant Date Fair Value	From inception May 6, 1993 through March 31, 2002	Weighted - Average Exercise Price	Grant Date Fair Value
Options:
Opening (*)	NIL
Granted during the period (*)				40,000	$7.95	$7.95
Granted during the period (*)				50,000	$0.13	$0.13
Granted during the period (**)				300,000	$0.50	$0.50
Granted during the period (**)				2,400,000	$0.75	$0.75
Granted during the period (***)				2,598,390	$0.07	$0.07
Granted during the period (****)				400,000	$0.10	$0.10
Granted during the period (*****)				1,700,000	$0.115	$0.115
Granted during the period (******)				260,871	$0.098	$0.115
Granted during the period (*******)				857,142	$0.047	$0.035
Exercised during the period
Expired/cancelled during period	NIL			8,606,403
Closing	NIL			NIL

(*)	40,000 options were issued in July 1994 and 50,000 options were issued in July 1997 to non-employee directors and vest proportionately over a period of three years. Cancelled in December 1999
(**)	2,700,000 options were issued in August 1997 to management at various terms from 4 to 7 years
(***)	5,286,968 options were issued in December 1998 to management and non-employee directors vesting over two and three years respectively. Exercise rights vary from 5 to 10 years
(****)	400,000 options were issued in January 1999, vesting proportionately over four years, to management. Exercise rights extend for ten years from date of vesting. These options were cancelled in December 1999.
(*****)	2,200,000 options were issued in December 1999 vesting proportionately over three years, to management. Exercise rights extend for ten years from date of vesting.
(******)	260,871 options were issued in December1999 vesting proportionately over three years, to non employee directors. Exercise rights extend for ten years from date of vesting.
(*******)	857,142 options were issued in December2000 vesting proportionately over three years, to non employee directors. Exercise rights extend for ten years from date of vesting.

Grant date fair value is based on the average market price for the five days preceding the grant date.

THE TRACKER CORPORATION OF AMERICA (A Development Stage Company) Notes to Consolidated Financial Statements

	For year ended March 31, 2001	Exercise Price	For year ended March 31, 2000	Exercise Price
Warrants (Common Stock ):
Opening	1,750,000	N/A	1,750,000	N/A
Issued during the period			0
Exercised during the period	0		0
Expired during the period	0		0
Closing	1,750,000		1,750,000
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

  During the year ended March 31, 2002, SovCap Equity Partners exchanged $75,000 of their Bridge Notes for 5,773,653 shares of common stock

  In December 2001, at our annual general meeting, the shareholders approved the increase of the authorized number of common shares from 93,400,000 to 193,400,000 shares

  During the year ended March 31, 2003, SovCap Equity Partners exchanged $1,794,097 of their Bridge Notes for 1,451,253,037 shares of common stock plus a commitment to receive an additional 444,096,872 shares of common stock at a later date. The fair value of the stock on the date of conversion was $145,125.00. Tracker recognized a gain on conversion of debt to stock of $1,250,583.

  In December 2002, at a special meeting, the shareholders approved the increase of the authorized number of common shares from 193,400,000 to 2,000,000,000 shares

  During the year ended March 31, 2003, the Company issued 200,000,000 shares of common stock amounting to $9,970 to a consultant as payment in lieu of consulting fees.

NOTE 10 - COMMITMENTS:

Leases

Office space is leased through Global Tracker Corporation. The current lease requires a monthly payment of $3,968. The lease term is five years, expiring November 30, 2004. Rental expense for the year ended March 31, 2003 amounted to $ NIL and $26,793 for the year ended March 31, 2002 Global Tracker is currently in default under the terms of the lease.

NOTE 11 - RELATED PARTY TRANSACTIONS:

Prior to the date of incorporation (May 6, 1993), the founder and other key members of management received 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join us, respectively.  No value has been assigned to these shares.

Included in expenses are consulting and management fees paid totaling, in the aggregate, $ NIL for the year ended March 31, 2003 and $NIL for the year ended March 31, 2002.

NOTE 12 - INCOME TAXES:

The estimated deferred tax asset of $5,803,000 and $6,038,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to March 31, 2003 and March 31, 2002 respectively, has not been recognized due to the uncertainty of future realization of such benefits.  Estimated net operating losses aggregating $15,408,000 ($16,167,000 as at March 31,2002) expire starting in 2009; the benefit of these losses has not been reflected in these consolidated financial statements.

	March 31, 2003	March 31, 2002
Deferred tax liabilities	$0	$0
Deferred tax assets Net operating losses	5,803,000	6,038,000
	5,803,000	6,038,000
Valuation allowance	(5,803,000)	(6,038,000)
	$0	$0

The valuation allowance did decrease by  $462,000 during the year.
Tracker is not current in its income tax filings, but anticipates no liabilities for those years.

THE TRACKER CORPORATION OF AMERICA (A Development Stage Company) Notes to Consolidated Financial Statements

NOTE 13 – DISCONTINUED OPERATIONS

Net liabilities of discontinued operations comprise the following:

	March 31,	March 31,
	2003	2002
Current Assets
Due from related parties	$18,223	$-
Prepaid expenses and deposits	-	-

Total Assets	$18,223	$-

Current Liabilities
Accounts payable	$178,043	$182,961
Accrued liabilities	431,868	1,323,239
Debenture payable	31,809	31,809
Convertible debentures	465,790	465,790

Total liabilities	$1,107,510	$2,003,799

Net liabilities of discontinued operations	$1,089,287	$2,003,799

 Net operating losses of discontinued operations comprise the following:

		For the Year ended March 31
		2003	2002

Revenues	$	NIL	$36,275-

Cost of sales		NIL	14,739

Development costs		$491,149	$1,288,224

Loss from discontinued operations		$1,107,510	$2,003,799

NOTE 14 – SUBSEQUENT EVENTS

It is currently contemplated that, Tracker will seek to effect certain transactions, including without limitation a reverse stock split of the Common Stock (in a yet to be determined amount) and a merger or acquisition with an operating business; however, no business has yet been identified.