Form 10QSB
period 2003-06-30
TRACKER CORP OF AMERICA
filed 2003-11-24
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________

FORM 10‑QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period June 30, 2003, or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ____________________

Commission file number 0‑24944

THE TRACKER CORPORATION OF AMERICA
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	86-0767918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

860 Denison Street, Unit 7, Markham, Ontario, Canada	L3R 4H1
(Address and Zip Code of Principal Executive Offices)	(Zip Code)

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
Yes     [   ]     No     [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Classes of Common Stock	Outstanding at October 24, 2003
Common Stock, $0.001 par value Class B Common Stock, $0.00000007 par value	1,747,999,841 0

The Tracker Corporation of America, Inc.

INDEX

		Page

PART 1	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheet as of June 30, 2003 and March 31, 2003	2

	Consolidated Statement of Operations for the three months ended June 30, 2003 and 2002 and for the period from May 6, 1993 (inception) through June 30, 2003	3

	Consolidated Statement of Cash Flows for the three months ended June 30, 2003 and 2002 and for the period from May 6, 1993 (inception) through June 30, 2003	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Controls and Procedures	8

PART II.	OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Exhibits and Reports on Form 8-K	9

ii

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

THE TRACKER CORPORATION OF AMERICA

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEET

Assets
		June 30,		March 31,
		2003		2003

Total assets	$	NIL	$	NIL

Liabilities & Shareholders' Deficit

Current liabilities

Due to related party		$172,414		$167,905
Convertible bridge notes		395,000		395000
Net liabilities of discontinued operations		1,101,917		1,089,287
Total current liabilities		1,669,331		1,652,192

Shareholders' deficiency
Common stock, $.001par value, 200,000,000 shares authorized, 1,747,999,841 (1,747,999,841 - March 31, 2003) shares issued and outstanding		1,748,000		1,748,000

Convertible senior preferred stock, $.001 par value, 100,000 shares authorized, NIL issued and outstanding

Class B voting common stock, $0.00000007 par value, 6,500,000 shares authorized, 606,730 (606,730 - March 31, 2003) issued and outstanding

Paid-in capital		18,882,840		18,882,840
Other capital		-		-
Deficit accumulated during the development stage		(22,300,171)		(22,283,032)

Total shareholders' deficit		(1,669,331)		(1,652,192)

Total liabilities and shareholders' deficit	$	NIL	$	NIL

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
( A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For 3 months ending June 30		From Inception (May 6, 1993) through June 30
	2003	2002	2003

Gain (Loss) from Discontinued operations
Gain (loss) from operation	$(17,139)	$(111,870)	$(23,393,667)
Gain (loss) on disposal of CPS segment	-	-	(157,088)
	(17,139)	(111,870)	(23,550,755)

Gain on cancellation of Bridge Notes	-	-	1,250,583

Net profit (loss) applicable to common stock	$(17,139)	$(111,870)	$(22,300,172)

Profit (Loss) per share of common stock

Gain (loss) from discontinued operation	(0.00)	(0.00)	(0.19)

Net loss	$(0.00)	$(0.00)	$0.19)

Weighted average number of shares
outstanding	1,747,999,841	97,163,795	120,977,991

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
  (A Development Stage Company)

 CONSOLIDATED STATEMENT OF CASH FLOWS

	From inception
	(May 6, 1993)	Period ended	Period ended
	through June 30	June 30	June 30
	2003	2003	2002

Cash flows from (used in) operating activities:
Net loss	$(22,300,171)	$(17,139)	$(111,870)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation	380,019	-	-
Loss on sale of long-term investment	13,414	-	-
Rent, consulting and marketing services, employee	571,900	-	-
Compensation settled via the issuance of company shares	6,318,333	-	-
Changes in assets and liabilities:
Prepaid expenses and deposits	(17,273)	-	-
Accounts receivable	0	-	-
Deferred charges	0	-	-
Deferred revenue	0	-	-
Due to related parties	167,905	-	-
Due from related parties	0	-	-
Accounts payable and accrued liabilities	586,225	8,679	20,782

Net cash used in operating activities	(14,279,647)	(8,460)	(91,088)

Cash flows from (used in) investing activities:
Acquisition of fixed assets	6,028	-	-
Loan to shareholders	(356,412)	-	-
Repayment of loans to shareholders	356,412	-	-
Note receivable	(200,317)	-	-
Repayment of note receivable	200,317	-	-
Long-term investment	(2,301,372)	-	-
Unwind of long-term investment	2,287,958	-	-

Net cash from (used in) investing activities	(7,386)	-	-

Cash flows from (used in) financing activities:
Issuance of common shares	11,410,109	-	-
Issuance of preferred shares	1,050,000	-	-
Issuance of convertible subordinated debentures	2,189,529	-	-
Repayment of debentures and convertible subordinated debentures	(307,401)	-	-
Issuance of convertible bridge notes	2,075,000	-	125,000
Share issue costs	(1,684,735)	-	-
Net cash from (used in) financing activities	14,732,502	-	125,000

Effect of exchange rate changes	(453,929)	-	-

Increase (decrease) in cash and cash equivalents during	(8,460)	(8,460)	33,912
the period

Cash and cash equivalents, beginning of period	8,500	8,500	-

Cash and cash equivalents, end of period	$40	$40	$33,912

Supplemental schedule of noncash financing activities
Bridge notes converted to stock			1,516,183

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

NOTE 3 - GOING CONCERN:

We have been in a development stage since its inception on May 6, 1993. The likelihood that we will attain profitability depends on many factors, including our ability to obtain adequate financing and generate sufficient revenues.  Our secured creditors, headed by SovCap Equity Partners PLC are currently working to secure adequate capital through the private placement of securities for the purpose of maximizing shareholder value through the acquisition of a new business unit.  The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, although the report of our  independent accountant as of and for  the years ended March 31, 2001 March 31, 2002 and March 31, 2003, express substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 – DUE TO RELATED PARTIES:

Global Tracker Corporation has incurred expenses on behalf of the Company. The balance represents un-reimbursed portion of these expenses.

NOTE 6 – DISCONTINUED OPERATIONS

            Net liabilities of discontinued operations comprise the following:

	June 30,	March 31,
	2003	2003
Current Assets
Due from related parties	$40	$18,223
Prepaid expenses and deposits	-	-

Total Assets	$40	$18,223

Current Liabilities
Accounts payable	$172,490	$178,043
Accrued liabilities	431,868	431,868
Debenture payable	31,809	31,809
Convertible debentures	465,790	465,790

Total liabilities	$1,101,957	$1,107,510

Net liabilities of discontinued operations	$1,101,917	$1,089,287

Net operating losses of discontinued operations comprise the following:

	For the three months ended June 30
	2003	2002

Revenues	$ NIL	$ NIL

Cost of sales	NIL	NIL

Development costs	$17,139	$111,870

Loss from discontinued operations	$17,139	$111,870

NOTE 7 – SUBSEQUENT EVENTS

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

PART II

OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

As of June 30, 2003, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790, plus accrued interest.

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

10.11†	Stock Option Agreement dated March 14, 1994 between The Tracker Corporation of America and Stalia Holdings B.V., as confirmed by letter dated June 22, 1994

10.19†	Assignment World‑Wide dated May 12, 1994 from I. Bruce Lewis to the Tracker Corporation of America

10.37††	Modification Agreement dated May 27, 1997 between The Tracker Corporation of America, Saturn Investments, Inc., I. Bruce Lewis, Mark J. Gertzbein, and Jonathan B. Lewis

10.39†††	License Agreement dated as of July 30, 1998 between The Global Tracker Corporation and the Tracker Corporation of America

10.45†††††	1994 Amended and Restated Stock Option Plan

23.1*	Consent of J. L. Stephan Co., P. C.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

________________
*   Filed herewith.

†	Incorporated by reference from the Registrant's Registration Statement on Form S‑1 (No. 33‑99686).

††	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 1997 (filed July 3, 1997).

†††	Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998).

††††	Incorporated by reference from the Registrant’s Amended Quarterly Report on Form 10-QSB dated September 30, 1999 (filed January 11, 2000)

(b)          Reports on Form 8-K

              No reports were filed on Form 8-K with the SEC for the quarter ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 24, 2003	THE TRACKER CORPORATION OF AMERICA, a Delaware corporation

By: /s/Jay Stulberg Jay Stulberg President