Form 10QSB
period 2003-12-31
TRACKER CORP OF AMERICA
filed 2004-05-10
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period December 31, 2003, or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

Classes of Common Stock	Outstanding at April 23, 2004
Common Stock, $0.001 par value	1,747,999,841
Class B Common Stock, $0.00000007 par value	0

THE TRACKER CORPORATION OF AMERICA, INC.

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheet as of December 31, 2003
	and March 31, 2003	2

	Statement of Operations for the nine	3
	months ended December 31, 2003 and 2002

	Statement of Cash Flows for the nine months
	ended December 31, 2003 and 2002	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	7

Item 3	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 4.	Defaults Upon Senior Securities	11

Item 5.	Exhibits and Reports on Form 8-K	11

ii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE TRACKER CORPORATION OF AMERICA

BALANCE SHEET

  Assets

	Dec 31,	March 31,
	2003	2003

Current assets
Cash on hand	9,912	$18,222
Due from related parties	-	-
Prepaid expenses and deposit s	-	-
Deferred charges	-	-
Total current assets	9,912	18,222

Total assets	$9,912	$18,222

Liabilities & Shareholders' Deficit

Current liabilities
Accounts payable	191,667	$178,043
Accrued liabilities	431,868	431,868
Due to related parties	167,905	167,905
Convertible bridge notes	448,500	395,000
Debenture payable	31,809	31,809
Convertible debentures	465,790	465,790
Total current liabilities	1,737,539	1,670,415

Shareholders' deficiency
Common stock, $.001par value, 2,000,000,000 shares authorized 1,747,999,841 (1,747,999,841 - March 31, 2003) shares issued and outstanding	1,748,000	1,748,000

Convertible senior preferred stock, $.001 par value, 6,500,000 shares authorized, NIL issued and outstanding

Class B voting common stock, $0.00000007 par value, 20,000,000 shares authorized, 606,730 (606,730 - March 31, 2001) issued and outstanding

Paid-in capital	18,882,840	18,882,840

Deficit	(22,358,466)	(22,283,032)
Total shareholders' deficit	(1,727,626)	(1,652,192)
Total liabilities and shareholders' deficit	$9,912	$18,222

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
STATEMENT OF OPERATIONS

	For 3 months ending December 31		For 9 months ending December 31

	2003	2002	2003	2002

Revenue	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

General and Administrative Expenses
Consulting	11,780	11,500	31,020	82,500
Legal and audit	17,132	8,243	34,330	36,455
General and office	1,630	1,900	10,085	4,105

Total general and administrative costs	30,542	21,642	75,434	123,060

Other costs
Net financing costs on conversion of debt	-	-	-	52,845

Net profit (loss) applicable to common stock	$(30,542)	$(21,642)	$(75,434)	$(175,905)

Profit (Loss) per share of common stock

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	1,747,999,841	93,190,289	1,747,999,841	91,472,410

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA

STATEMENT OF CASH FLOWS

	Period ended	Period ended
	December 31	December 31
	2003	2002
Cash flows from (used in) operating activities:
Net loss	$(75,434)	(175,905)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation	-	-
Changes in assets and liabilities:
Accounts payable and accrued liabilities	13,624	35,145
Net cash used in operating activities	(61,810)	(144,760)
Cash flows from (used in) investing activities:	-	-
Net cash from (used in) investing activities	-	-
Cash flows from (used in) financing activities:
Issuance of convertible bridge notes	53,500	150,000
Net cash from (used in) financing activities	53,500	150,000
Effect of exchange rate changes	-	-
Increase (decrease) in cash and cash equivalents during	(8,310)	5,240
the period
Cash and cash equivalents, beginning of period	18,222	-
Cash and cash equivalents, end of period	$9,912	$5,240
Supplemental schedule of noncash financing activities
Bridge notes converted to stock		1,516,183

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

NOTE 2 – DISCONTINUE DEVELOPMENT STAGE ACTIVITIES AND CORPORATE

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

The Company has formally abandoned all efforts to develop and pursue its original business plan in the personal property ID and recovery field. We used to be a Development Stage Company. Now we are not a Development Stage Company. We no longer present our financial statements as a Development Stage Company.

NOTE 3 - GOING CONCERN:

We have discontinued all active operations since December 2001. The likelihood that we will attain profitability depends on many factors, including our ability to negotiate acceptable settlements with our major creditors, including note holders, obtain adequate financing and generate sufficient revenues from a new business model. With the assistance of our majority stockholder, SovCap Equity Partners, Ltd we are currently working to restructure our balance sheet as discussed above and to either acquire one or more operating businesses or otherwise market the resulting public shell to interested parties, with the view towards merging it with a profitable operating business. The accompanying financial statements have been prepared assuming that we will continue as a going concern, although the report of our independent accountant as of and for the years ended March 31, 2001 March 31, 2002 and March 31, 2003, express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 – RECLASSIFICATIONS:

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. In fiscal 2003, all costs which were previously treated as losses from discontinued operations, were reclassified to General and administrative expenses and Net financing costs on conversion of debt.

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

Item 2. Management’s Discussion and Analysis

General

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A.

The Company has been attempting to restructure its balance sheet and operations since December 23, 2001. Commencing on April 8, 2002 through March 15, 2004, SovCap Equity Partners, Ltd. (“SovCap”), one of the Company’s largest creditors, has loaned the Company in excess of $275,000 pursuant to a series of demand notes in order to fund our limited operations, consisting of the restructuring of our balance sheet, negotiations with creditors, identifying potential acquisitions (as discussed below) and expenses associated with being a public company as well as to pay directors fees and certain accounting, legal and other expenses in connection therewith. These loans made by SovCap are in addition to the $1,200,000 in convertible bridge notes that SovCap purchased from us in August and December 1999.

Our rehabilitation plan includes working out of distressed accounts payable and resolving outstanding disputes. If and when these distressed payables and disputes have been satisfactorily resolved, the Company, with the assistance of SovCap, intends to acquire one or more operating businesses or otherwise market the resulting public shell to interested parties, with the view towards merging it with a profitable operating business. With the assistance of SovCap, the Company believes that it has identified a market niche in the fiber to the premises sector and is in the process of identifying possible businesses or assets to acquire in this niche; however, no businesses or assets have yet been identified and we can give you no assurance that any suitable business or assets will be identified or any transaction consummated on terms acceptable to us or at all. While we are seeking to identifying potential businesses or assets, we are continuing, with the assistance of SovCap and our outside consultant, to negotiate settlements with our major creditors, including our noteholders. While we have reached settlements with certain creditors, other negotiations are ongoing and we cannot assure you that we will be successful in reaching agreement with all such creditors with whom we have yet to reach agreement. Unless we can reach acceptable settlements with all of these creditors, it is extremely unlikely that SovCap will continue to provide us with the funds necessary to continue our operations. If SovCap ceases our funding, we will not have the resources to carry out our plans or to continue to pay for the accounting, legal and other expenses in connection with our continued limited operations.. In such event, we will likely be forced to seek protection under bankruptcy or similar laws.

As part of this restructuring, SovCap has converted a significant portion of its convertible bridge notes into Common Stock and exercised certain warrants issued as part of the earlier bridge financing (using a potion of the demand notes it holds to pay the exercise price thereof). It now owns approximately 73% of the outstanding shares of common stock and thereby has the ability to direct the policies of the Company and to control the outcome of substantially all matters, which may be put to a vote of the Company’s stockholders.

Revenues

The Company has made no effort to develop a revenue stream in the past two years, consequently there has been no change both in the quarter ended and nine months ended December 1, 2003.

Cost of Sales

Their have been no cost of sales given the fact no efforts have been made to generate sales during this restructuring period.

General and Administrative

General and administrative expenses include executive compensation, legal, consulting, accounting fees and administrative nominal administrative costs necessary to maintain the Company during its restructuring efforts.

Results of Operations

Quarter Ended December 31, 2003 Compared To Quarter Ended December 31, 2002

Revenues. There have been no revenues three months ended December 31, 2003 compared to no revenues for the three months ended December 31, 2002. We don’t expect any revenues until such time as the restructuring has been completed.

Costs of Sales. There have been no costs of sales for the three months ended December 31, 2003 and the three months ended December 31, 2002. We expect no cost of sales until such time as the restructuring has been completed.

General and Administrative. General and administrative expenses increased by 41% to $30,542 for the three months ended December 31, 2003 compared to $21,642 for the three months ended December 31, 2002. The increase in general and administrative expenses primarily resulted from the fact that there additional legal expenses incurred as we try to complete our rehabilitation of creditors and debenture holders. These costs are expected to remain level until the Company completes its planned restructuring.

Nine Months Ended December 31, 2003 Compared To Nine Months Ended December 31, 2002

Revenues. There have been no revenues nine months ended December 31, 2003 compared to no revenues for the nine months ended December 31, 2002. We don’t expect any revenues until such time as the restructuring has been completed.

Costs of Sales. There have been no costs of sales for the nine months ended December 31, 2003 and the nine months ended December 31, 2002. We expect no cost of sales until such time as the restructuring has been completed.

General and Administrative. General and administrative expenses decreased by 38% to $75,434 for the nine months ended December 31, 2003 compared to $123,060 for the nine months ended December 31, 2002. The decrease in general and administrative expenses primarily resulted from the fact that the cost of outside consultants retained to rehabilitate the Company’s accounts payable and long-term debt were expensed in the prior period. It is anticipated that the costs of operating the Company during the period of restructuring will remain constant.

Other Costs. Net financing costs on conversion of debt decreased by 100% to NIL for the nine months ended December 31, 2003 compared to $52,845 for the nine months ended December 31, 2002. The decrease in Net financing costs was a result of the fact that no conversions took place in the current period and the Company is not accruing interest on existing debt as there is no likely hood that interest will ever be paid.

Liquidity and Capital Resources

During the period, we have primarily financed our operations through funds generated from the sale of bridge notes. Since April 2002, we have received approximately $275,000 in demand loans from SovCap . We have used these funds primarily to fund the administrative costs of the Company during its efforts to restructure

As of December 31, 2003, we are in default under the terms of our outstanding debentures in the principal amount of $475,790 plus accrued interest at 15% per annum. Under the default, the debenture holders have the same rights as any unsecured creditor. Based on preliminary negotiations, we believe that most of the debenture holders are willing to exchange the outstanding principal plus accrued interest into common stock

Our operating activities have used cash in each of the last two fiscal years. Cash used in operating activities totaled $53,500 and $150,000 for the nine months ended December 31, 2003 and 2002, respectively. This resulted from net losses of $75,434and $175,905 for the nine months ended December 31, 2003 and 2002, respectively.

Cash from investing activities was $NIL and $NIL for the nine months ended December 31, 2003 and 2002, respectively.

Cash provided by financing activities amounted to $53,500 and $150,000 for the nine months ended December 31, 2003 and 2002, respectively. During the nine months ended December 31 , 2003, we received $53,500 from the issuance of convertible bridge notes. During the nine months ended December 31, 2002, we received $150,000 from the issuance of convertible bridge notes.

Our current cash projections indicate that our short-term annual funding requirements will be approximately $100,000 for the next twelve months. We have relied on SovCap for the funding of our limited operations, If SovCap ceases our funding, we will not have the resources to carry out our plans or to continue to pay for the accounting, legal and other expenses in connection with our continued limited operations.. In such event, we will likely be forced to seek protection under bankruptcy or similar laws.

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

As of December 31, 2003, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790, plus accrued interest.

Item 6.		Exhibits and Reports on Form 8-K

(a)		Exhibits

Number Description

2.1	†	Reorganization Agreement Among Ultra Capital Corp. (the predecessor of the
Registrant), Jeff W. Holmes, R. Kirk Blosch and the Tracker Corporation dated
May 26, 1994, as amended by Amendment Number One dated June 16, 1994,
Amendment Number Two dated June 24, 1994, and Amendment Number
Three dated June 30, 1994, Extension of Closing dated June 23, 1994, and July 11,
1994 letter agreement

2.2	†	Agreement and Plan of Merger dated July 1, 1994 between Ultra Capital Corp.
(the predecessor of the Registrant) and the Registrant

3.1	†	Certificate of Incorporation, as corrected by Certificate of Correction of
Certificate of Incorporation dated March 27, 1995, and as amended by
Certificate of Amendment to the Certificate of Incorporation dated November 1,
1995, and Certificate of Designation of Rights, Preferences and Privileges of
$1,000.00 6% Cumulative Convertible Preferred Stock of the Registrant dated
April 19, 1996

3.2	†	Bylaws

4.1	†	Specimen Common Stock Certificate

10.3	†	Form of Indemnification Agreement entered into between the Registrant and each of its Directors

10.39	††	License Agreement dated as of July 30, 1998 between The Global Tracker
Corporation and the Tracker Corporation of America

10.45	†††††	1994 Amended and Restated Stock Option Plan

23.1	*	Consent of J. L. Stephan Co., P. C.

31.1	*	Certification of Principal Executive Officer and Principal Financial Officer in
accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the
Sarbanes-Oxley Act of 2002*

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer in
accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the
Sarbanes-Oxley Act of 2002*

--------------------
*		Filed herewith.

†		Incorporated by reference from the Registrant's Registration Statement on
Form S-1 (No. 33-99686).

††		Incorporated by reference from the Registrant’s Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998).

†††		Incorporated by reference from the Registrant’s Amended Quarterly Report on
Form 10-QSB dated September 30, 1999 (filed January 11, 2000)

(b)		Reports on Form 8-K

No reports were filed on Form 8-K with the SEC for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 26, 2004	THE TRACKER CORPORATION
OF AMERICA, a Delaware
corporation

By: /s/Jay Stulberg Jay Stulberg, President