Form 10KSB
period 2004-03-31
TRACKER CORP OF AMERICA
filed 2005-12-23
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________

FORM 10-KSB

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________________________

Commission file number 0-24944

THE TRACKER CORPORATION OF AMERICA
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0767918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

860 Denison Street, Unit 9, Markham, Ontario, Canada	L3R 4H1
(Address and Zip Code of Principal Executive Offices)	(Zip Code)

(416) 628-2903
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act [   ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ]

Our revenues for fiscal year 2004: $NIL

As of December 22, 2005, there were issued and outstanding 1,892,955,300 shares of our capital stock, consisting of 1,747,999,841 shares of common stock, par value $0.001 per share. Non-affiliates hold 104,595,553 shares of our common stock. The aggregate market value of the shares of our common stock held by non-affiliates at such date was $10,400 (calculated on the basis of $.0001 per share which was the average of the high bid and low asked quotations for our common stock on the OTC Bulletin Board on March 31, 2004).

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

Exhibit 10.46 to our Registration Statement on Form SB-2/A (filed July 10, 2000) is incorporated by reference in Part III.

ii

TABLE OF CONTENTS

PART I

1.	Description of Business	1
2.	Description of Property	2
3.	Legal Proceedings	2
4.	Submission of Matters to a Vote of Security Holders	2

PART II

5.	Market for Common Equity and Related Stockholder Matters	2
6.	Management’s Discussion and Analysis	4
7.	Financial Statements	6
8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	6

PART III
9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	7
10.	Executive Compensation	7
11.	Security Ownership of Certain Beneficial Owners and Management	8
12.	Certain Relationships and Related Transactions	9
13.	Exhibits, List and Reports on Form 8-K	10
14.	Principal Accountant Fees and Services.	12

SIGNATURES		13

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		F-1

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

Item 3.    Legal Proceedings.

As of March 31, 2004, we are not a party to any material litigation and are not aware of any pending or threatened litigation that could materially adversely affect our business, operating results or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended March 31, 2004, we did not submit any matter to a vote of the security holders.

PART II

Item 5.    Market For Common Equity and Related Stockholder Matters.

Our common stock is traded in the over-the-counter market and quoted on the pink sheets under the symbol “TRKR.”  Quotations for our common stock were first listed on May 5, 1993.  The market for our common stock must be characterized as extremely limited due to the low trading volume and the small number of brokerage firms acting as market makers.  Additionally, stocks quoted on the pink sheets generally have limited brokerage and news coverage.  Thus, the market price of the common stock may not reflect our true value.  As a result, you may find it difficult to dispose of, or to obtain accurate quotations as to the value of, the common stock.  We cannot assure that the over-the-counter market for our securities will continue, that a more active market will develop, or that the prices in any such market will be maintained at their current levels or otherwise.

The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the National Quotation Bureau or Bloomberg.  These quotations reflect inter-dealer prices, without adjustments for retail markups, markdowns or commissions, and do not represent actual transactions.

Quarter Ended	High	Low
March 31, 2002	$0.0001	$0.0001
June 30, 2002	$0.005	$0.0001
September 30, 2002	$0.002	$0.0001
December 31, 2002	$0.005	$0.0001
March 31, 2003	$0.003	$0.0001
June 30, 2003	$0.0001	$0.0001
September 30, 2003	$0.0001	$0.0001
December 31, 2003	$0.0020	$0.0001
March 31, 2004	$0.0001	$0.0001

On March 31, 2004, the high and low bid quotations for our common stock on the pink sheets were $0.0001 and $0.0001, respectively.  As of December 22, 2005, there were 1,892,955,300  shares of common stock outstanding held by approximately 400 holders of record, including broker-dealers and clearing corporations holding common shares on behalf of their customers.

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
Date issued: 6/28/02
Title of securities: Common Stock
Amount: 5,848,749 shares
Consideration: exercise of repricing warrants dated 3/2/01
Securities Act exemption: Section 4(2)

2.	SovCap Equity Partners, Ltd.
Date issued: 7/31/02
Title of securities: Common Stock
Amount: 95,404,288 shares
Consideration: : exercise of repricing warrants dated 3/2/01
Securities Act exemption: Section 4(2)

3.	SovCap Equity Partners, Ltd.
Date issued: 2/21/03
Title of securities: Common Stock
Amount: 1,350,000,000 shares
Consideration: exercise of repricing warrants dated 3/2/01
Securities Act exemption: Section 4(2)

4.	U.S. Capital Consultants
Date issued: 2/27/03
Title of securities: Common Stock
Amount: 200,000,000 shares
Consideration: Consulting agreement dated December 2, 2002
Securities Act exemption: Section 4(2)

5.	SovCap Equity Partners, Ltd.
Date issued: 5/25/01
Title of securities: Common Stock
Amount: 971,705 shares
Consideration: exercise of repricing warrants dated 3/2/01
Securities Act exemption: Rule 144 - the notes underlying the warrants were held for over one year

6.	Correllus International, Ltd.
Date issued: 10/22/01
Title of securities: Common Stock
Amount: 1,258,265 shares
Consideration: : exercise of repricing warrants dated 3/29/01
Securities Act exemption: Rule 144 - notes underlying the warrants held for over 1 year

7.	Arab Commerce Bank, Ltd.
Date issued: 5/1/01
Title of securities: Common Stock
Amount: 889,152 shares
Consideration: exercise of repricing warrants dated 3/2/01

Date issued: 7/20/01
Title of securities: Common Stock
Amount: 226,876 shares
Consideration: conversion of $25,000 of convertible bridge notes
Securities Act exemption: Rule 144 - the notes were held for over one year

8.	Frutose - Marketing & Investors Internacionais LDA
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

Item 6.    Management’s Discussion and Analysis.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OUR OPERATIONS SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REFLECTING OUR CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF EVENTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THESE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DISCUSSED ELSEWHERE IN THIS REPORT.

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

Results of Operations

Fiscal Year Ended March 31, 2004 Compared To Fiscal Year Ended March 31, 2003

Revenues

The Company has remained inactive for the last two years while SovCap and their outside consultants complete their efforts to settle with major creditors.

General and Administrative Expenses

General and Administrative Expenses decreased by 32% to $109,929 for the year ended March 31, 2004 compared to $160,754 for the year ended March 31, 2003 This decrease reflects the fact that the outside consultant’s fees incurred in 2003 was a one time expense.

Financing Costs

Financing Costs increased by 396% to $262,574 for the year ended March 31, 2004 compared to $52,846 for the year ended March 31, 2003. Only interest costs relating to certain bridge notes were recorded in 2003 as it was determined that there was virtually no likelihood that debenture holders would receive any consideration for existing accrued interest, let alone current year accrued interest.

Liquidity and Capital Resources

We have primarily financed our operations through funds generated from the sale of capital stock, notes and debentures. Our losses for the year ending March 31, 2004 total $372,504 compared to a gain of $759,434 for the year ended March 31, 2003. Since April 2002, we have received $308,500 in venture capital funding. We have used these funds primarily to fund the ongoing effort to complete negotiations with major creditors in an effort to allow SovCap Equity to attract new investment into the Company.

As of March 31, 2004, we are in default under the terms of our convertible debentures in the principal amount of $475,790 plus accrued interest at 15% per annum. Under the default, the debenture holders have the same rights as any unsecured creditor. In July 2004 many of the debenture holders converted the outstanding debt into common stock. We estimate the balance will be retired over the next twenty-four months through either conversion or future income streams. Our financial statements presently account for the fact that the debenture holders did not and will not convert the outstanding debt.

Our operating activities have used cash in each of the last two fiscal years. Cash used in operating activities totaled $96,168 and $167,972 for the years ended March 31, 2004 and 2003, respectively. This resulted from net losses of $372,504 in 2004 and a profit of $759,424 in 2003 respectively.

Cash from investing activities was $NIL and $13,806 for the years ended March 31, 2004 and 2003, respectively. The cash from investing activities for 2003 period realized through the partial repayment of a loan to shareholders.

Cash provided by financing activities amounted to $108,500 and $200,000 for the year ended March 31, 2004 and 2003, respectively. During the year ended March 31, 2004, we received these funds from the issuance of bridge financing notes

Our current cash projections indicate that our short-term annual funding requirements will be approximately $90,000 for the next twelve months. We anticipate that debt financing will cover our long-term cash needs, but this might not occur. No assurance can be given that the necessary funding will be available to us when needed, in sufficient amounts, on acceptable terms, or at all. Any failure to receive sufficient funding could affect our ability to continue as a going concern.

Item 7.    Financial Statements.

Our consolidated financial statements for the years ended March 31, 2004 and March 31, 2003 are included beginning at page F-1.

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

7

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to our current executive officers and directors:

NAME	AGE	POSITION
Jay S. Stulberg	55	President
Paul D. Hamm*	39	Chief Executive Officer

Executive officers are elected on an annual basis and serve at the discretion of the Board of Directors.  Directors of the Company are elected on an annual basis.

Jay S. Stulberg has been President of Tracker since December 22, 1998 and served as a director from December 1998 until January 31, 2003 and again commencing January 1, 2004 until the present time.   Since February 1998, Mr. Stulberg has been the sole shareholder and officer of Global Tracker Corp.

*Paul D. Hamm, who became a director on September 14, 2005, is a 14-year financial services industry veteran, private equity fund manager ad currently serves as Chairman of the Board of Directors of Endavo Media and Communications, Inc. Mr. Hamm also serves as Endavo’s Chief Executive Officer. In 2002, Mr. Hamm founded and is currently the Managing Partner of AlphaWest Capital Partners, a specialized capital marketing firm providing market/industry research and financial advisory and marketing services to emerging public companies.  In 1998, Mr. Hamm co-founded and currently serves as Managing Director of SovCap Investment Management Group, LLC the investment manager to SovCap Equity Partners, Ltd., an offshore private investment partnership.

Compliance With Section 16(a) of the Exchange Act:

Jay S. Stulberg failed to timely file their Form 5 for the period covered by this disclosure.  However, he didn’t have any reporting transactions for the period covered by this disclosure.

Item 10.    Executive Compensation.

Compensation of Named Executive Officers

The following table provides certain information for the fiscal year ended March 31, 2004, concerning the compensation earned by our President.  The Company had no other executive officers during the year.

SUMMARY COMPENSATION TABLE

Name and then- Principal Position	Fiscal Year	Annual Compensation			Long-Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other ($)(1)	Restricted Stock Award(s) ($)	Securities Under-Lying Options/SARs (#)	LTIP Payouts ($)
Jay S. Stulberg, President	2004	0
	2003	0
	2002	0

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name (a)	Shares Acquired On Exercise (#) (b)	Value Realized (c)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable/ Unexercisable (d)	Value of Unexercised In-The-Money Options/SARs At FY-End ($) Exercisable/ Unexercisable (e)
Jay S. Stulberg		NIL	1,444,289/200,000	NIL

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 30, 2003 by:

•	Each person known to us to own beneficially more than 5% of our total voting stock;

•	The CEO and the other executive officers named in the summary compensation table;

•	Each of our directors; and

•	All of our directors and officers as a group.

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

Beneficial Owner and Address	Total Shares Owned As of June 30, 2003	Percentage
Jay S. Stulberg, President and Chief Financial Officer 860 Denison Street, Unit 7 Markham, Ontario, :3R 4H1	2,977,289[1]	0.136%

SovCap Equity Partners C/o SovCap IMG 10 Glenlake Parkway, Suite 130 Atlanta, Georgia 30328	1,895,641,660[3]	86.508%

U.S. Capital Consultants 57 Union Place Suite 209 Summit, NJ 07901	200,000,000	9.127%

Executive Officers and Directors as a group, Including those named above (two persons)	2,977,289	0.136%

(1)	Number of shares includes the option to purchase 1,244,289 shares of common stock.

(3)
Number of shares includes 444,096,872 shares of common stock that SovCap has the right to receive pursuant to a previously submitted exercise of warrants but which it has agreed could be issued at a future date.  See Certain Relationships and Related Transactions - Transactions with SovCap.”

SovCap Equity Partners, Ltd. is a greater than 5% shareholder in our company.  As of July 31, 2004, SovCap Equity Partners, Ltd. holds 1,456,000,000 shares of common stock and its address is Cumberland House, #27 Cumberland Street, P.O. Box CB-13016, Nassau, New Providence, Bahamas and is directed by Barry Herman, its President.

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

On September 30, 2002, SovCap submitted an exercise notice with respect to the exercise of 1,794,096,872 repricing warrants by surrendering certain demands notes with a principal amount of $630,000 (plus accrued interest and redemption premium totaling $755,583).  The repricing warrants required Tracker to issue, within five days of receipt of an exercise notice, certificates representing the shares of common stock issuable upon exercise thereof.  The provisions of the warrants further provided that if such certificates were not issued with such five-day period, Tracker was required to pay to SovCap , in addition to any other rights they had, an amount equal to 1.0% of the product of (A) the number of shares of common stock not issued to which it was entitled multiplied by (B) the closing bid price of the Tracker common stock on the fifth day after exercise, for each day that Tracker failed to issue such shares. SovCap   As Tracker did not have any shares available to issue, it would have been required to pay to SovCap  as damages, $1,617.26 per day commencing as of October 5, 2002.  SovCap agreed to waive all such damages provided Tracker diligently pursued a proposed amendment to the Tracker Certificate of Incorporation to increase the authorized number of shares of common stock.

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

Transactions with Global Tracker

During the year ended March 31, 2004, Tracker paid Global Tracker $30,000 for providing the consulting services of Jay Stulberg as our President.

Item 13.    Exhibits.

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

Item 14.    Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years is $ 11,600.

Audit-Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” for those fiscal years is $_NIL_______.

Tax Fees. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning is $____NIL______.

All Other Fees. The aggregate fees billed in each of the last two fiscal years for products and services provided by our accountant, other than the fees for services reported under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees” for those fiscal years is $__NIL_________.

Audit Committee Pre-approval Policy. As our Company had only one Director and Officer it has no formal audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRACKER CORPORATION OF AMERICA,
a Delaware corporation

By:	/s/ Jay Stulberg
Jay Stulberg
President

Dated: December 22, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jay Stulberg
Jay Stulberg
President (Principal Executive, Financial and Accounting Officer)

By:	/s/ Paul Hamm
Paul Hamm
Director

Dated: December 22, 2005

THE TRACKER CORPORATION OF AMERICA
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year ending March 31

	2004	2003

Revenue	$-	$-

General and Administrative Expenses
Consulting	47,019	96,694
Legal and audit	54,131	54,238
General and office	8,779	9,822

Total general and administrative costs	109,929	160,754

Other costs

Net financing costs on conversion of debt	262,574	(920,188)

Net profit (loss) applicable to common stock	$(372,504)	$759,434

Profit (Loss) per share of common stock

Net loss	$(0.00)	$0.01

Weighted average number of shares outstanding
	1,747,999,841	91,472,410

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEET

Assets
	March 31,	March 31,
	2004	2003
Current assets
Cash on hand	$30,554	$18,222
Total current assets	30,554	18,222

Total assets	$30,554	$18,222

Liabilities & Shareholders' Deficit

Current liabilities
Accounts payable	$199,851	$178,043
Accrued liabilities	684,442	431,868
Due to related parties	169,859	167,905
Convertible bridge notes	503,500	395,000
Convertible debentures	497,599	497,599
Total current liabilities	2,055,250	1,670,415

Shareholders' deficiency
Common stock, $.001par value, 2,000,000,000 shares authorized,
1,747,999,841 (1,747,999,841 - March 31, 2003) shares issued and outstanding
Convertible senior preferred stock, $.001 par value, 6,500,000 shares	1,748,000	1,748,000
authorized, NIL issued and outstanding

Class B voting common stock, $0.00000007 par value, 20,000,000 shares authorized, 606,730 (606,730 - March 31, 2003) issued and outstanding

Paid-in capital	18,882,840	18,882,840

Deficit	(22,655,536)	(22,283,032)

Total shareholders' deficit	(2,024,696)	(1,652,192)

Total liabilities and shareholders' deficit	$30,554	$18,222

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

		SHARES		AMOUNTS
	Preferred Stock	Common Stock	Class B Common Stock	Preferred Stock	Common Stock	Paid in Capital in Excess of Par	Other Capital	Deficit Accumulated	Total

Balance as at March 31, 2001		86,406,347	606,730	$-	$86,407	$18,735,962	$(248,336)	$(21,775,779)	$(3,201,746)

Shares issued pursuant to S-8 for employees
and consultants (Cash - $Nil)		1,220,000			1,220	43,485	248,336		293,041

Shares issued on conversion of Bridge Notes (Note 7)		9,120,457			9,120	96,810			105,931

Net Profit (loss) from April 1, 2001 to March 31, 2002								(1,266,687)	(1,266,687)

Balance as at March 31, 2002		96,746,804	606,730	$-	$96,747	$18,876,257	$-	$(23,042,466)	$(4,069,462)

Shares issued pursuant to S-8 for employees
and consultants (Cash - $Nil)		200,000,000			200,000	(190,030)			9,970

Shares issued on conversion of Bridge Notes (Note 7)		1,451,253,037			1,451,253	196,613			1,647,866

Net Profit (loss) from April 1, 2002 to March 31, 2003								759,434	759,434

Balance as at March 31, 2003		1,747,999,841	606,730	$-	$1,748,000	$18,882,840	$-	$(22,283,032)	$(1,652,192)

Net Profit (loss) from April 1, 2003 to March 31, 2004								$(372,504)	$(372,504)

Balance as at March 31, 2004		1,747,999,841	606,730	$-	$1,748,000	$18,882,840	$-	$(22,655,535)	$(2,024,695)

The accompanying notes are integral parts of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
CONSOLIDATED STATEMENT OF CASH FLOWS

	Period ended March 31 2004	Period ended March 31 2003
Cash flows from (used in) operating activities:
Net loss	$(372,504)	$759,434
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-
Loss on sale of long-term investment	-	-
Rent, consulting and marketing services, employee	-	-
Compensation settled via the issuance of company shares	-	9,970
Changes in assets and liabilities:
Due to related parties	1,953	(12,299)
Accounts payable and accrued liabilities	274,382	(925,076)

Net cash used in operating activities	(96,168)	(167,972)

Cash flows from (used in) investing activities:
Repayment of loans to shareholders	-	(13,806)

Net cash from (used in) investing activities	-	(13,806)

Cash flows from (used in) financing activities:
Issuance of convertible bridge notes	108,500	200,000
Net cash from (used in) financing activities	108,500	200,000

Effect of exchange rate changes	-	-

Increase (decrease) in cash and cash equivalents during the period	12,332	18,222

Cash and cash equivalents, beginning of period	18,222	-

Cash and cash equivalents, end of period	$30,554	$18,222

Supplemental schedule of noncash financing activities

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
Notes to Financial Statements

NOTE 1 - CESSATION OF OPERATIONS

The Tracker Corporation of America discontinued active operations on December 15, 2001. The bridge financing arranged by Management through one of the Company’s secured creditors was cancelled after two months. Consequently Tracker had no choice but to cease all active business operations.

NOTE 2 - DISCONTINUE DEVELOPMENT STAGE ACTIVITIES AND CORPORATE HISTORY:

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

THE TRACKER CORPORATION OF AMERICA
Notes to Financial Statements

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
Notes to Financial Statements

NOTE 5 - RECLASSIFICATIONS:

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. In fiscal 2003, all costs which were previously treated as losses from discontinued operations, were reclassified to General and administrative expenses and Net financing costs on conversion of debt.

NOTE 6 - DUE TO RELATED PARTIES:

Global Tracker Corporation has incurred expenses on behalf of the Company. The balance represents un-reimbursed portion of these expenses.

NOTE 7- ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

	March 31, 2004	March 31, 2003

Interest expense for convertible debentures and notes	$674,442	$411,868
Others	10,000	20,000
	$684,442	$431,868

Other accrued liabilities include: professional fees

NOTE 8 - BRIDGE NOTES:

We have outstanding at March 31, 2004 $503,500 in venture capital funding from off shore investors through the issuance of a promissory note in the amount of $358,500 and convertible bridge financing notes and associated warrants in the amount $145,000.

Total interest forgiven in the current year or incurred in previous years and included in general and administrative expenses is $NIL and ($ 107,788) for years ended March 31, 2004 and 2003 respectively. Interest rates for these notes range from 8% to 60%.

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

THE TRACKER CORPORATION OF AMERICA
Notes to Financial Statements

In accordance with APB 14.15, we did not assign a separate value to the stock purchase warrants from the debt because the stock purchase warrants have a negative value at the time of issue.

NOTE 9 - CONVERTIBLE SUBORDINATED DEBENTURES:

We have outstanding at March 31, 2004 subordinated debentures in the amount of $465,790 ($ 465,790 as at March 31, 2003) bearing interest at 15% annually. Total interest incurred and included in general and administrative expenses is $ 123,502 and $NIL for year ended March 31, 2004 and 2003 respectively. At March 31, 2004, we were in default under the terms of these agreements.

NOTE 10 - CAPITAL STOCK:

(i)	The Class B voting common stock was held in trust pursuant to the terms of an exchange agency and voting trust agreement with holders of exchangeable preference shares in the Canadian subsidiary.

We have issued the following options and warrants:

(ii)	2,200,000 options were issued in December 1999 vesting proportionately over three years, to management. Exercise rights extend for ten years from date of vesting.

Grant date fair value is based on the average market price for the five days preceding the grant date.

	For year ended March 31, 2004	Exercise Price	For year ended March 31, 2003	Exercise Price
Warrants (Common Stock ):
Opening	1,750,000	N/A	1,750,000	N/A
Issued during the period			0
Exercised during the period	0		0
Expired during the period	0		0
Closing	1,750,000		1,750,000

(iii)
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

THE TRACKER CORPORATION OF AMERICA
Notes to Financial Statements

(iv)	In 1998 200,000 warrants were issued to Toda Corporation for future investment relations services. These warrants are exercisable through May 8, 2006 and were issued at $0.40.

(v)	In 1999 800,000 warrants were issued at an exercise price equal to the market price at that time. The price ranged from $0.11 to $0.14 and were for investor relations and legal services.

(vi)	During the year ended March 31, 2001, SovCap Equity Partners exchanged $550,000 of their Bridge Notes for 9,717,425 shares of common stock

(vii)	During the year ended March 31, 2002, the Company issued 1,220,000 shares of common stock amounting to $44,705 to four consultants as payment in lieu of consulting fees.

(viii)	During the year ended March 31, 2002, SovCap Equity Partners exchanged $75,000 of their Bridge Notes for 5,773,653 shares of common stock

(ix)	In December 2001, at our annual general meeting, the shareholders approved the increase of the authorized number of common shares from 93,400,000 to 193,400,000 shares

(x)
During the year ended March 31, 2003, SovCap Equity Partners exchanged $1,794,097 of their Bridge Notes for 1,451,253,037 shares of common stock plus a commitment to receive an additional 444,096,872 shares of common stock at a later date. The fair value of the stock on the date of conversion was $145,125.00. Tracker recognized a gain on conversion of debt to stock of $1,250,583.

(xi)	In December 2002, at a special meeting, the shareholders approved the increase of the authorized number of common shares from 193,400,000 to 2,000,000,000 shares

(xii)	During the year ended March 31, 2003, the Company issued 200,000,000 shares of common stock amounting to $9,970 to a consultant as payment in lieu of consulting fees.

NOTE 11 - COMMITMENTS:

Leases

Office space is leased through Global Tracker Corporation. The current lease requires a monthly payment of $3,968. The lease term is five years, expiring November 30, 2004. Rental expense for the year ended March 31, 2004 amounted to $ NIL and $NIL for the year ended March 31, 2003 Global Tracker is currently in default under the terms of the lease.

NOTE 12 - RELATED PARTY TRANSACTIONS:

Prior to the date of incorporation (May 6, 1993), the founder and other key members of management received 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join us, respectively. No value has been assigned to these shares.

THE TRACKER CORPORATION OF AMERICA
Notes to Financial Statements

Included in expenses are consulting and management fees paid totaling, in the aggregate, $ NIL for the year ended March 31, 2004 and $NIL for the year ended March 31, 2003.

NOTE 13 - INCOME TAXES:

The estimated deferred tax asset of $5,918,000 and $5,803,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to March 31, 2004 and March 31, 2003 respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $15,781,000 ($15,408,000 as at March 31,2003) expire starting in 2009; the benefit of these losses has not been reflected in these consolidated financial statements.

	March 31, 2004	March 31, 2003

Deferred tax liabilities	$0	$0
Deferred tax assets
Net operating losses	5,918,000	5,803,000
	5,918,000	5,803,000
Valuation allowance	(5,918,000)	(5,803,000)
	$0	$0

The valuation allowance did increase by $115,000 during the year.
Tracker is not current in its income tax filings, but anticipates no liabilities for those years.

NOTE 14 - SUBSEQUENT EVENTS

It is currently contemplated that, Tracker will seek to effect certain transactions, including without limitation a reverse stock split of the Common Stock (in a yet to be determined amount) and a merger or acquisition with an operating business; however, no business has yet been identified.

In July 2004, Tracker converted $530,602 of convertible debentures and trade payables in to common stock. Based on the fair value of the stock on the date of conversion, Tracker realized a gain on forgiveness of debt totaling $386,323.