Form 10QSB
period 2004-06-30
TRACKER CORP OF AMERICA
filed 2006-01-05
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period June 30, 2004, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ____________________

Commission file number 0-24944

THE TRACKER CORPORATION OF AMERICA
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0767918
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

860 Denison Street, Unit 9, Markham, Ontario,	L3R 4H1
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (416) 628-2903

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Classes of Common Stock	Outstanding at January 4, 2006

Common Stock, $0.001 par value	1,892,955,300
Class B Common Stock, $0.00000007 par value	0

Transitional Small Business Disclosure Format (check one):  Yes [   ] No [ X ]

THE TRACKER CORPORATION OF AMERICA

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

THE TRACKER CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEET

Assets

	June 30,	March 31,
	2004	2004

Current assets
Cash on hand	$1,502	$30,554
Total current assets	1,502	30,554

Total assets	$1,502	$30,554

Liabilities & Shareholders' Deficit

Current liabilities
Accounts payable	$195,678	$199,851
Accrued liabilities	712,372	684,442
Due to related parties	169,859	169,859
Convertible bridge notes	503,500	503,500
Convertible debentures	497,599	497,599
Total current liabilities	2,079,007	2,055,250

Shareholders' deficiency

Common stock, $.001par value, 2,000,000,000 shares authorized, 1,747,999,841 (1,747,999,841 - March 31, 2004) shares issued and outstanding	1,748,000	1,748,000

Convertible senior preferred stock, $.001 par value, 6,500,000 shares authorized, NIL issued and outstanding

Class B voting common stock, $0.00000007 par value, 20,000,000 shares authorized, 606,730 (606,730 - March 31, 2004) issued and outstanding

Paid-in capital	18,882,840	18,882,840

Deficit	(22,708,344)	(22,655,536)

Total shareholders' deficit	(2,077,505)	(2,024,696)

Total liabilities and shareholders' deficit	$1,502	$30,554

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA

CONSOLIDATED STATEMENT OF OPERATIONS

	For 3 months
	ending June 30

	2004	2003

Revenue	$-	$-

General and Administrative Expenses
Consulting	7,500	8,000
Legal and audit	15,618	895
General and office	1,761	8,244

Total general and administrative costs	24,879	17,139

Net financing costs	27,930	-

Net profit (loss) applicable to common stock	$(52,809)	$(17,139)

Profit (Loss) per share of common stock	$0	$(0)

Weighted average number of shares
outstanding	1,747,999,841	97,163,795

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
CONSOLIDATED STATEMENT OF CASH FLOWS

	Period ended	Period ended
	June 30	June 30
	2004	2003

Cash flows from (used in) operating activities:
Net loss	$(52,809)	$(17,139)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation	-	-
Compensation settled via the issuance of company shares	-	-
Changes in assets and liabilities:
Prepaid expenses and deposits	-	-
Due to related parties	-	-
Due from related parties	-	-
Accounts payable and accrued liabilities	23,757	8,679

Net cash used in operating activities	(29,052)	(8,460)

Net cash flows from (used in) investing activities:	-	-

Cash flows from (used in) financing activities:
Issuance of convertible bridge notes	-	-
Net cash from (used in) financing activities	-	-

Increase (decrease) in cash and cash equivalents during the period	(29,052)	(8,460)

Cash and cash equivalents, beginning of period	30,554	8,500

Cash and cash equivalents, end of period	$1,502	$40

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

NOTE 3 - GOING CONCERN:

We have discontinued all active operations since December 2001. The likelihood that we will attain profitability depends on many factors, including our ability to negotiate acceptable settlements with our major creditors, including note holders, obtain adequate financing and generate sufficient revenues from a new business model. With the assistance of our majority stockholder, SovCap Equity Partners, Ltd we are currently working to restructure our balance sheet as discussed above and to either acquire one or more operating businesses or otherwise market the resulting public shell to interested parties, with the view towards merging it with a profitable operating business. The accompanying financial statements have been prepared assuming that we will continue as a going concern, although the report of our independent accountant as of and for the years ended March 31, 2002 March 31, 2003 and March 31, 2004, express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7 - SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis

General

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&/A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A.

The Company has been attempting to restructure its balance sheet and operations since December 23, 2001. Commencing on April 8, 2002 through July 9, 2004, SovCap Equity Partners, Ltd. (“SovCap”), one of the Company’s largest creditors, has loaned the Company in excess of $360,000 pursuant to a series of demand notes in order to fund our limited operations, consisting of the restructuring of our balance sheet, negotiations with creditors, identifying potential acquisitions (as discussed below) and expenses associated with being a public company as well as to pay directors fees and certain accounting, legal and other expenses in connection therewith. These loans made by SovCap are in addition to the $1,200,000 in convertible bridge notes that SovCap purchased from us in August and December 1999.

Our rehabilitation plan includes working out of distressed accounts payable and resolving outstanding disputes. If and when these distressed payables and disputes have been satisfactorily resolved, the Company, with the assistance of SovCap, intends to acquire one or more operating businesses or otherwise market the resulting public shell to interested parties, with the view towards merging it with a profitable operating business. With the assistance of SovCap, the Company believes that it has identified a market niche in the fiber to the premises sector and is in the process of identifying possible businesses or assets to acquire in this niche; however, no businesses or assets have yet been identified and we can give you no assurance that any suitable business or assets will be identified or any transaction consummated on terms acceptable to us or at all. While we are seeking to identifying potential businesses or assets, we are continuing, with the assistance of SovCap and our outside consultant, to negotiate settlements with our major creditors, including our noteholders. While we have reached settlements with certain creditors, other negotiations are ongoing and we cannot assure you that we will be successful in reaching agreement with all such creditors with whom we have yet to reach agreement. Unless we can reach acceptable settlements with all of these creditors, it is extremely unlikely that SovCap will continue to provide us with the funds necessary to continue our operations. If SovCap ceases our funding, we will not have the resources to carry out our plans or to continue to pay for the accounting, legal and other expenses in connection with our continued limited operations. In such event, we will likely be forced to seek protection under bankruptcy or similar laws.

As part of this restructuring, SovCap has converted a significant portion of its convertible bridge notes into Common Stock and exercised certain warrants issued as part of the earlier bridge financing (using a potion of the demand notes it holds to pay the exercise price thereof). It now owns approximately [67%] of the outstanding shares of common stock and thereby has the ability to direct the policies of the Company and to control the outcome of substantially all matters, which may be put to a vote of the Company’s stockholders.

Revenues

The Company has made no effort to develop a revenue stream in the past two years, consequently there has been no change the quarter ended June 30, 2004.

General and Administrative

General and administrative expenses include executive compensation, legal, consulting, accounting fees and administrative nominal administrative costs necessary to maintain the Company during its restructuring efforts.

Results of Operations

Quarter Ended June 30, 2004 Compared To Quarter Ended June 30, 2003

Revenues. There have been no revenues three months ended June 30, 2004 compared to no revenues for the three months ended June 30, 2003. We don’t expect any revenues until such time as the restructuring has been completed.

General and Administrative. General and administrative expenses increased by 45% to $24,879 for the three months ended June 30, 2004 compared to $17,139 for the three months ended June 30, 2003. The increase in general and administrative expenses primarily resulted from the fact that there were additional legal fees incurred to assist in the evaluation of potential acquisition targets. These costs are expected to remain level until the Company completes its planned restructuring.

Liquidity and Capital Resources

 During the period, we have primarily financed our operations through the balance of funds remaining from the sale of bridge notes. Since April 2002, we have received approximately $360,000 in demand loans from SovCap E. We have used these funds primarily to fund the administrative costs of the Company during its efforts to restructure.

As of June 30, 2004, we are in default under the terms of our outstanding debentures in the principal amount of $475,790 plus accrued interest at 15% per annum. Under the default, the debenture holders have the same rights as any unsecured creditor. Many of the debenture holders exchanged their outstanding principal plus accrued interest into common stock in July 2004.  Our financial statements presently account for the fact that the debenture holders have not exchanged their outstanding debt. Consequently, if they do decide to exchange their debt into common stock, our liquidity will improve.

Our operating activities have used cash in each of the last two fiscal years. Cash used in operating activities totaled $29,000 and $8,400 for the three months ended June 30, 2004 and 2003, respectively. This resulted from net losses of $52,809 and $17,139 for the three months ended June 30, 2004 and 2003, respectively.

Cash from investing activities was $NIL and $NIL for the three months ended June 30, 2004 and 2003, respectively.

No Cash was provided or used by financing activities for the three months ended June 30, 2004 and 2003, respectively.

Our current cash projections indicate that our short-term annual funding requirements will be approximately $100,000 for the next twelve months. We have relied on SovCap for the funding of our limited operations.  If SovCap ceases our funding, we will not have the resources to carry out our plans or to continue to pay for the accounting, legal and other expenses in connection with our continued limited operations. In such event, we will likely be forced to seek protection under bankruptcy or similar laws.

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

PART II

OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities.

As of June 30, 2004, we are in default to our subordinated convertible debenture holders in the principal amount of $475,790, plus accrued interest.

Item 4.   Exhibits.

(a)

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

3.1.1*	Amendment to Articles of Incorporation dated August 5, 2002

3.1.2*	Amendment to Articles of Incorporation dated December 24, 2002

3.2†	Bylaws

4.1†	Specimen Common Stock Certificate

9.1†	Agreement dated December 21, 1993 among 1046523 Ontario Limited, Gregg C. Johnson and Bruce Lewis

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

_____________
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

Date: January 4, 2006	THE TRACKER CORPORATION
OF AMERICA, a Delaware corporation

By: /s/ Jay Stulberg Jay Stulberg, President