Form 10QSB
period 2004-09-30
TRACKER CORP OF AMERICA
filed 2006-01-05
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period September 30, 2004, or

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

THE TRACKER CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEET

Assets
	September 30,	March 31,
	2004	2004

Current assets
Cash on hand	$47,273	$30,554
Total current assets	47,273	30,554

Total assets	$47,273	$30,554

Liabilities & Shareholders' Deficit

Current liabilities
Accounts payable	$115,124	$199,851
Accrued liabilities	354,789	684,442
Due to related parties	169,859	169,859
Convertible bridge notes	438,500	503,500
Convertible debentures	167,724	497,599
Total current liabilities	1,245,995	2,055,250

Shareholders' deficiency

Common stock, $.001par value, 2,000,000,000 shares authorized, 1,891,872,407 (1,747,999,841 - March 31, 2004) shares issued and outstanding	1,891,872	1,748,000

Convertible senior preferred stock, $.001 par value, 6,500,000 shares authorized, NIL issued and outstanding

Class B voting common stock, $0.00000007 par value, 20,000,000 shares authorized, 606,730 (606,730 - March 31, 2004) issued and outstanding

Paid-in capital	19,275,070	18,882,840

Deficit	(22,365,664)	(22,655,536)

Total shareholders' deficit	(1,198,722)	(2,024,696)

Total liabilities and shareholders' deficit	$47,273	$30,554

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA

CONSOLIDATED STATEMENT OF OPERATIONS

	For 3 months		For 6 months
	ending September 30		ending September 30

	2004	2003	2004	2003

Revenue	$-	$-	$-	$-

General and Administrative Expenses
Consulting	(36,743)	11,240	(29,243)	19,240
Legal and audit	42,756	16,303	58,374	17,197
General and office	8,889	210	10,650	8,455

Total general and administrative costs	14,902	27,753	39,781	44,892

Other costs (income)

Net financing costs on conversion of debt	(357,583)	-	(329,653)	-

Net profit (loss) applicable to common stock	$342,681	$(27,753)	$289,872	$(44,892)

Profit (Loss) per share of common stock

Net gain (loss)	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding	1,867,893,646	93,190,289	1,807,946,744	91,472,410

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA

CONSOLIDATED STATEMENT OF CASH FLOWS

	Period ended	Period ended
	September 30	September 30
	2004	2003

Cash flows from (used in) operating activities:
Net gain (loss)	$289,872	$(44,892)
Adjustments to reconcile net loss to net cash from
operating activities:
Gain on debt conversion	(386,323)	-
Stock issued for services received	5,500	-
Changes in assets and liabilities:
Prepaid expenses and deposits	-	-
Accounts receivable	-	-
Deferred charges	-	-
Deferred revenue	-	-
Due to related parties	-	-
Due from related parties	-	-
Compensation settled via the issuance of company shares	-
Due to related parties		(4,566)
Accounts payable and accrued liabilities	47,670	13,958

Net cash used in operating activities	($43,281)	(35,500)

Cash flows from (used in) investing activities:	-	-
Acquisition of fixed assets	-	-
Loan to shareholders	-	-
Repayment of loans to shareholders	-	-
Note receivable	-	-
Repayment of note receivable	-	-
Long-term investment	-	-
Unwind of long-term investment	-	-

Net cash from (used in) investing activities	-	-

Cash flows from (used in) financing activities:
Issuance of common shares	-	-
Issuance of preferred shares	-	-
Issuance of convertible subordinated debentures	-	-
Repayment of debentures and convertible subordinated debentures	-	-

Repayment of debentures and bridge notes	-	-
Issuance of convertible bridge notes	60,000	27,000
Share issue costs	-	-
Net cash from (used in) financing activities	60,000	27,000

Effect of exchange rate changes	-	-

Increase (decrease) in cash and cash equivalents during	16,719	(8,500)
the period

Cash and cash equivalents, beginning of period	30,554	8,500

Cash and cash equivalents, end of period	$47,273	$-

Supplemental schedule of noncash financing activities
Bridge notes and debentures converted to stock	143,873

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

Item 2.   Management’s Discussion and Analysis

General

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&/A") relating to certain matters involve risks and uncertainties including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in the MD&A.

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

Revenues

The Company has made no effort to develop a revenue stream in the past two years, consequently there has been no change both in the quarter ended and six months ended September 30, 2004.

General and Administrative

General and administrative expenses include executive compensation, legal, consulting, accounting fees and administrative nominal administrative costs necessary to maintain the Company during its restructuring efforts.

Results of Operations

Quarter Ended September 30, 2004 Compared To Quarter Ended September 30, 2003

Revenues. There have been no revenues three months ended September 30, 2004 compared to no revenues for the three months ended September 30, 2003. We don’t expect any revenues until such time as the restructuring has been completed.

General and Administrative. General and administrative expenses decreased by 46% to $14,902 for the three months ended September 30, 2004 compared to $27,753 for the three months ended September 30, 2003. The decrease in general and administrative expenses primarily resulted from the successful settlement with a former consultant for return of fees for non-performance.

Six Months Ended September 30, 2004 Compared To six Months Ended September 30, 2003

Revenues. There have been no revenues nine months ended September 30, 2004 compared to no revenues for the nine months ended September 30, 2003. We don’t expect any revenues until such time as the restructuring has been completed.

General and Administrative. General and administrative expenses decreased by 11% to $39,781 for the six months ended September 30, 2004 compared to $44,892 for the six months ended September 30, 2003. The decrease in general and administrative expenses primarily resulted from the fact that the the successful settlement with a former consultant for return of fees for non-performance. It is anticipated that the costs of operating the Company during the period of restructuring will remain constant.

Liquidity and Capital Resources

 During the period, we have primarily financed our operations through funds generated from the sale of bridge notes. Since April 2002, we have received approximately $360,000 in demand loans from SovCap Equity Partners. We have used these funds primarily to fund the administrative costs of the Company during its efforts to restructure.

As of September 30, 2004, we are in default under the terms of our outstanding debentures in the principal amount of $167,723 plus accrued interest at 15% per annum. Under the default, the debenture holders have the same rights as any unsecured creditor. Our financial statements presently account for the fact that the debenture holders will not exchange the outstanding debt.

Our operating activities have used cash in each of the last two fiscal years. Cash used in operating activities totaled $43,281 and $35,500 for the six months ended September 30, 2004 and 2003, respectively. This resulted from net losses (before gain on conversion of debt to stock) of $91,648 and $44,892 for the six months ended September 30, 2004 and 2003, respectively.

Cash from investing activities was $NIL and $NIL for the six months ended September 30, 2004 and 2003, respectively.

Cash provided by financing activities amounted to $60,000 and $27,000 for the six months ended September 30, 2004 and 2003, respectively. During the six months ended September 30 , 2004 and 2003, we received $60,000 and $27,000 respectively from the issuance of convertible bridge notes.

During the quarter ended September 30, 2004 the Company had $454,875 of debentures and bridge notes converted into stock.. In addition, $75,727 of accounts payable was retired through the issuance of common stock.

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

PART II

OTHER INFORMATION

Item 2.   Unregistered sale of Equity Securities and Use of Proceeds.

We issued the following securities within the quarter without registering the securities under the Securities Act.  We believe all of the issuances occurred without the aid of any underwriters. Issuances were for the sole purpose of debt retirement and as such, no procceds were received:

1.
EIG Capital Investments Ltd.
Date issued: 7/09/04
Title of securities: Common Stock
Amount: 45,000,000 shares
Consideration: conversion of promissory notes dated 12/15/00
Securities Act exemption: Section 4(2)

2.	ACB Limited Date issued: 7/09/04 Title of securities: Common Stock Amount: 25,000,000 shares Consideration: Conversion of promissory notes dated 3/02/01 Securities Act exemption: Section 4(2)

3.	Herman Henin Revocable Living Trust Date issued: 7/09/04 Title of securities: Common Stock Amount: 3,404,376 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

4.	Miriam E. Henin Revocable Living Trust Date issued: 7/09/04 Title of securities: Common Stock Amount: 2,269,584 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

5.	Barbara Edwards Date issued: 7/09/04 Title of securities: Common Stock Amount: 2,836,980 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

6.	Richard & Paula Gagne Date issued: 7/09/04 Title of securities: Common Stock Amount: 8,510,942 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

7.	Tom and Judy Callahan Date issued: 7/09/04 Title of securities: Common Stock Amount: 2,836,980 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

8.	Charlanne Callahan Date issued: 7/09/04 Title of securities: Common Stock Amount: 2,836,980 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

9.	Jacob and Wanda Dorsey Date issued: 7/09/04 Title of securities: Common Stock Amount: 1,443,855 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

10.	Stephen Dorsey Date issued: 7/09/04 Title of securities: Common Stock Amount: 721,928 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

11.	Henri Schkud Date issued: 7/09/04 Title of securities: Common Stock Amount: 8,230,418 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

12.	Leon Schkud Date issued: 7/09/04 Title of securities: Common Stock Amount: 6,769,582 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

13.	John R. Harper Inc. Retirement Trust Date issued: 7/09/04 Title of securities: Common Stock Amount: 2,836,980 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

14.	Richard Kahn Date issued: 7/09/04 Title of securities: Common Stock Amount: 5,673,961 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

15.	Frutose - Marketing & Investors Date issued: 7/09/04 Title of securities: Common Stock Amount: 5,500,000 shares Consideration: Consulting services

16.	Todd Merolla Date issued: 7/09/04 Title of securities: Common Stock Amount: 20,000,000 shares Consideration: Legal services

Item 3.   Defaults Upon Senior Securities.

As of September 30, 2004, we are in default to our subordinated convertible debenture holders in the principal amount of $167,724, plus accrued interest.

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

No reports were filed on Form 8-K with the SEC for the quarter ended September 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: January 6, 2006	THE TRACKER CORPORATION
OF AMERICA, a Delaware corporation

By: /s/ Jay Stulberg Jay Stulberg, President