Form 10QSB
period 2004-12-31
TRACKER CORP OF AMERICA
filed 2006-01-05
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period December 31, 2004, or

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

THE TRACKER CORPORATION OF AMERICA

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

THE TRACKER CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEET

Assets	December 31,	March 31,
	2004	2004

Current assets
Cash on hand	$18,905	$30,554
Total current assets	18,905	30,554

Total assets	$18,905	$30,554

Liabilities & Shareholders' Deficit

Current liabilities
Accounts payable	$96,702	$199,851
Accrued liabilities	383,619	684,442
Due to related parties	169,859	169,859
Convertible bridge notes	438,500	503,500
Convertible debentures	167,724	497,599
Total current liabilities	1,256,403	2,055,250

Shareholders' deficiency
Common stock, $.001 par value, 2,000,000,000 shares authorized, 1,891,872,407 (1,747,999,841 - March 31, 2004) shares issued and outstanding	1,891,872	1,748,000

Convertible senior preferred stock, $.001 par value, 6,500,000 shares authorized, NIL issued and outstanding

Class B voting common stock, $0.00000007 par value, 20,000,000 shares authorized, 606,730 (606,730 - March 31, 2004) issued and outstanding

Paid-in capital	19,275,070	18,882,840

Deficit	(22,404,440)	(22,655,536)

Total shareholders' deficit	(1,237,498)	(2,024,696)

Total liabilities and shareholders' deficit	$18,905	$30,554

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA

CONSOLIDATED STATEMENT OF OPERATIONS

	For 3 months		For 9 months
	ending December 31		ending December 31

	2004	2003	2004	2003

Revenue	$-	$-	$-	$-

General and Administrative Expenses
Consulting	7,500	11,780	(21,743)	31,020
Legal and audit	2,300	17,132	60,674	34,330
General and office	147	1,630	10,797	10,085

Total general and administrative costs	9,947	30,542	49,728	75,434

Other costs (income)

Net financing costs (income) on conversion of debt	28,830	-	(300,823)	-

Net profit (loss) applicable to common stock	$(38,777)	$(30,542)	$251,095	$(75,434)

Profit (Loss) per share of common stock

Net gain (loss)	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding	1,891,872,407	93,190,289	1,835,921,965	91,472,410

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA

CONSOLIDATED STATEMENT OF CASH FLOWS

	Period ended	Period ended
	December 31	December 31
	2004	2003

Cash flows from (used in) operating activities:
Net gain (loss)	$251,095	$(75,434)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation	-	-
Loss on debt conversion	(386,323)	-
Stock issued for services received	5,500	-
Compensation settled via the issuance of company shares	-	-
Changes in assets and liabilities:
Prepaid expenses and deposits	-	-
Accounts receivable	-	-
Deferred charges	-	-
Deferred revenue	-	-
Due to related parties	-	(0)
Due from related parties	-	-
Accounts payable and accrued liabilities	58,079	13,624

Net cash used in operating activities	(71,649)	(61,810)

Cash flows from (used in) investing activities:	-	-
Acquisition of fixed assets	-	-
Loan to shareholders	-	-
Repayment of loans to shareholders	-	-
Note receivable	-	-
Repayment of note receivable	-	-
Long-term investment	-	-
Unwind of long-term investment	-	-

Net cash from (used in) investing activities	-	-

Cash flows from (used in) financing activities:
Issuance of common shares	-	-
Issuance of preferred shares	-	-
Issuance of convertible subordinated debentures	-	-
Repayment of debentures and convertible subordinated debentures	-	-

Repayment of debentures and bridge notes	-	-
Issuance of convertible bridge notes	60,000	53,500
Share issue costs	-	-
Net cash from (used in) financing activities	60,000	53,500

Effect of exchange rate changes	-	-

Increase (decrease) in cash and cash equivalents during	(11,649)	(8,310)
the period

Cash and cash equivalents, beginning of period	30,554	18,222

Cash and cash equivalents, end of period	$18,905	$9,912

Supplemental schedule of noncash financing activities Bridge notes and debentures converted to stock	143,873

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

The Company has been attempting to restructure its balance sheet and operations since December 23, 2001. Commencing on April 8, 2002 through July 9, 2004, SovCap Equity Partners, Ltd. (“SovCap”), one of the Company’s largest creditors, has loaned the Company in excess of $360,000 pursuant to a series of demand notes in order to fund our limited operations, consisting of the restructuring of our balance sheet, negotiations with creditors, identifying potential acquisitions (as discussed below) and expenses associated with being a public company as well as to pay directors fees and certain accounting, legal and other expenses in connection therewith. These loans made by SovCap are in addition to the $1,200,000 in convertible bridge notes that SovCap purchased from us in August and December 1999

Our rehabilitation plan includes working out of distressed accounts payable and resolving outstanding disputes. If and when these distressed payables and disputes have been satisfactorily resolved, the Company, with the assistance of SovCap, intends to acquire one or more operating businesses or otherwise market the resulting public shell to interested parties, with the view towards merging it with a profitable operating business. With the assistance of SovCap, the Company believes that it has identified a market niche in the fiber to the premises sector and is in the process of identifying possible businesses or assets to acquire in this niche; however, no businesses or assets have yet been identified and we can give you no assurance that any suitable business or assets will be identified or any transaction consummated on terms acceptable to us or at all. While we are seeking to identifying potential businesses or assets, we are continuing, with the assistance of SovCap and our outside consultant, to negotiate settlements with our major creditors, including our noteholders. While we have reached settlements with certain creditors, other negotiations are ongoing and we cannot assure you that we will be successful in reaching agreement with all such creditors with whom we have yet to reach agreement. Unless we can reach acceptable settlements with all of these creditors, it is extremely unlikely that SovCap will continue to provide us with the funds necessary to continue our operations. If SovCap ceases our funding, we will not have the resources to carry out our plans or to continue to pay for the accounting, legal and other expenses in connection with our continued limited operations.. In such event, we will likely be forced to seek protection under bankruptcy or similar laws.

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

Revenues

The Company has made no effort to develop a revenue stream in the past two years, consequently there has been no change both in the quarter ended and nine months ended December 31, 2004.

General and Administrative

General and administrative expenses include executive compensation, legal, consulting, accounting fees and administrative nominal administrative costs necessary to maintain the Company during its restructuring efforts.

Results of Operations

Quarter Ended December 31, 2004 Compared To Quarter Ended December 31, 2003

Revenues. There have been no revenues three months ended December 31, 2004 compared to no revenues for the three months ended December 31, 2003. We don’t expect any revenues until such time as the restructuring has been completed.

General and Administrative. General and administrative expenses decreased by 67% to $9,947 for the three months ended December 31, 2004 compared to $30,542 for the three months ended December 31, 2003. The decrease in general and administrative expenses primarily resulted from a reduction in consulting and legal fees incurred in 2003 during the attempt to convert debenture holders

Nine Months Ended December 31, 2004 Compared To Nine Months Ended December 31, 2003

Revenues. There have been no revenues nine months ended December 31, 2004 compared to no revenues for the nine months ended December 31, 2003. We don’t expect any revenues until such time as the restructuring has been completed.

General and Administrative. General and administrative expenses decreased by 34% to $49,728 for the nine months ended December 31, 2004 compared to $75,434 for the nine months ended December 31, 2003. The decrease in general and administrative expenses primarily resulted from the fact that the successful settlement with a former consultant for return of fees for non-performance along with reduction in consulting and legal fees associated with efforts to convert debenture holders in 2003. It is anticipated that the costs of operating the Company during the period of restructuring will remain constant.

Liquidity and Capital Resources

  During the period, we have primarily financed our operations through funds generated from the sale of bridge notes. Since April 2002, we have received approximately $360,000 in demand loans from SovCap Equity Partners. We have used these funds primarily to fund the administrative costs of the Company during its efforts to restructure

As of December 31, 2004, we are in default under the terms of our outstanding debentures in the principal amount of $167,723 plus accrued interest at 15% per annum. Under the default, the debenture holders have the same rights as any unsecured creditor. Our financial statements presently account for the fact that the debenture holders will not exchange the outstanding debt.

Our operating activities have used cash in each of the last two fiscal years. Cash used in operating activities totaled $71,649 and $61,810 for the nine months ended December 31, 2004 and 2003, respectively. This resulted from net losses (before gain on conversion of debt to stock) of $40,725 and $75,434 for the nine months ended December 31, 2004 and 2003, respectively.

Cash from investing activities was $NIL and $NIL for the nine months ended December 31, 2004 and 2003, respectively.

Cash provided by financing activities amounted to $60,000 and $53,500 for the nine months ended December 31, 2004 and 2003, respectively. During the nine months ended December 31 , 2004 and 2003 we received $60,000 and $53,500 from the issuance of convertible bridge notes.

As of December 31, 2004 the Company had $454,875 of debentures and bridge notes converted into stock. In addition, $75,727 of accounts payable was retired through the issuance of common stock.

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

PART II

OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities.

As of December 31, 2004, we are in default to our subordinated convertible debenture holders in the principal amount of $167,724, plus accrued interest.

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

__________
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

No reports were filed on Form 8-K with the SEC for the quarter ended December 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: January 4, 2006	THE TRACKER CORPORATION
OF AMERICA, a Delaware corporation

By: /s/ Jay Stulberg Jay Stulberg, President