Form 10KSB
period 2005-03-31
TRACKER CORP OF AMERICA
filed 2006-01-09
CIK 789853

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________

FORM 10-KSB

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 2005, or

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

(416) 628-2906
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

Our revenues for fiscal year 2005: $NIL

As of December 26, 2005, there were issued and outstanding 1,892,955,300 shares of our capital stock, consisting of 1,892,955,300 shares of common stock, par value $0.001 per share. Non-affiliates hold 104,595,553 shares of our common stock. The aggregate market value of the shares of our common stock held by non-affiliates at such date was $10,400 (calculated on the basis of $.0001 per share which was the average of the high bid and low asked quotations for our common stock on the OTC Bulletin Board on March 31, 2005).

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

Item 3.     Legal Proceedings.

As of March 31, 2005, we are not a party to any material litigation and are not aware of any pending or threatened litigation that could materially adversely affect our business, operating results or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended March 31, 2005, we did not submit any matter to a vote of the security holders.

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

Quarter Ended	High	Low

March 31, 2003	$0.0030	$0.0001
June 30, 2003	$0.0001	$0.0001
September 30, 2003	$0.0001	$0.0001
December 31, 2003	$0.0020	$0.0001
March 31, 2004	$0.0001	$0.0001
June 30, 2004	$0.0001	$0.0001
September 30, 2004	$0.0001	$0.0001
December 31, 2004	$0.0100	$0.0001
March 31, 2005	$0.0001	$0.0001

On March 31, 2005, the high and low bid quotations for our common stock on the pink sheets were $0.0001 and $0.0001, respectively.  As of December 26, 2005, there were 1,892,955,300  shares of common stock outstanding held by approximately 400 holders of record, including broker-dealers and clearing corporations holding common shares on behalf of their customers.

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
Date issued: 2/27/03
Title of securities: Common Stock
Amount: 200,000,000 shares
Consideration: Consulting agreement dated December 2, 2002
Securities Act exemption: Section 4(2)

5.
EIG Capital Investments Ltd.
Date issued: 7/09/04
Title of securities: Common Stock
Amount: 45,000,000 shares
Consideration: conversion of promissory notes dated 12/15/00
Securities Act exemption: Section 4(2)

6.	ACB Limited Date issued: 7/09/04 Title of securities: Common Stock Amount: 25,000,000 shares Consideration: Conversion of promissory notes dated 3/02/01 Securities Act exemption: Section 4(2)

7.	Herman Henin Revocable Living Trust Date issued: 7/09/04 Title of securities: Common Stock Amount: 3,404,376 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

8.	Miriam E. Henin Revocable Living Trust Date issued: 7/09/04 Title of securities: Common Stock Amount: 2,269,584 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

9.	Barbara Edwards Date issued: 7/09/04 Title of securities: Common Stock Amount: 2,836,980 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

10.	Richard & Paula Gagne Date issued: 7/09/04 Title of securities: Common Stock Amount: 8,510,942 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

11.	Tom and Judy Callahan Date issued: 7/09/04 Title of securities: Common Stock Amount: 2,836,980 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

12.	Charlanne Callahan Date issued: 7/09/04 Title of securities: Common Stock Amount: 2,836,980 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

13.	Jacob and Wanda Dorsey Date issued: 7/09/04 Title of securities: Common Stock Amount: 1,443,855 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

14.	Stephen Dorsey Date issued: 7/09/04 Title of securities: Common Stock Amount: 721,928 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

15.	Henri Schkud Date issued: 7/09/04 Title of securities: Common Stock Amount: 8,230,418 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

16.	Leon Schkud Date issued: 7/09/04 Title of securities: Common Stock Amount: 6,769,582 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

17.	John R. Harper Inc. Retirement Trust Date issued: 7/09/04 Title of securities: Common Stock Amount: 2,836,980 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

18.	Richard Kahn Date issued: 7/09/04 Title of securities: Common Stock Amount: 5,673,961 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

19.	Frutose - Marketing & Investors Date issued: 7/09/04 Title of securities: Common Stock Amount: 5,500,000 shares Consideration: Consulting services

20.	Todd Merolla Date issued: 7/09/04 Title of securities: Common Stock Amount: 20,000,000 shares Consideration: Legal services

21.	Jay Gagne Date issued: 5/04/05 Title of securities: Common Stock Amount: 1,082,893 shares Consideration: conversion of Debenture Securities Act exemption: Section 4(2)

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

Results of Operations

Fiscal Year Ended March 31, 2005 Compared To Fiscal Year Ended March 31, 2004

Revenues

The Company has remained inactive for the last two years while SovCap and their outside consultants complete their efforts to settle with major creditors.

General and Administrative Expenses

General and Administrative Expenses decreased by 56% to $48,110 for the year ended March 31, 2005 compared to $109,929 for the year ended March 31, 2004 This decrease reflects the fact that the an outside consultant’s fees incurred in 2003 were recovered in 2005.

Financing Costs

Financing Costs were offset by income resulting from the conversion of debt in to common stock. The Company had net financing income of $313,133 for the year ended March 31, 2005 compared to a cost of $262,574 for the year ended March 31, 2004. Financing costs for future years will be substantially reduced due to the conversion of a majority of the Company’s debt to common stock.

Liquidity and Capital Resources

We have primarily financed our operations through funds generated from the sale of capital stock, notes and debentures. Our gain for the year ending March 31, 2005 total $265,023 compared to a loss of $372,504 for the year ended March 31, 2004. Since April 2002, we have received $368,500 in venture capital funding. We have used these funds primarily to fund the ongoing effort to complete negotiations with major creditors in an effort to allow SovCap Equity to attract new investment into the Company.

As of March 31, 2005, we are in default under the terms of our convertible debentures in the principal amount of $167,724 plus accrued interest at 15% per annum. Under the default, the debenture holders have the same rights as any unsecured creditor. In July 2004 many of the debenture holders converted the outstanding debt into common stock. We estimate the balance will be retired over the next twenty-four months through either conversion or future income streams.

Our operating activities have used cash in each of the last two fiscal years. Cash used in operating activities totaled $80,371 and $96,168 for the years ended March 31, 2005 and 2004, respectively. This resulted from a profit of $265,023 in 2005 and from net losses of $372,504 in 2004 respectively.

Cash from investing activities was $NIL and $NIL for the years ended March 31, 2005 and 2004, respectively.

Cash provided by financing activities amounted to $60,000 and $108,500 for the year ended March 31, 2005 and 2004, respectively. During the year ended March 31, 2005, we received these funds from the issuance of bridge financing notes

Our current cash projections indicate that our short-term annual funding requirements will be approximately $90,000 for the next twelve months. We anticipate that debt financing will cover our long-term cash needs, but this might not occur. No assurance can be given that the necessary funding will be available to us when needed, in sufficient amounts, on acceptable terms, or at all. Any failure to receive sufficient funding could affect our ability to continue as a going concern.

Item 7.            Financial Statements.

Our consolidated financial statements for the years ended March 31, 2005 and March 31, 2004 are included beginning at page F-1.

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

Item 10.          Executive Compensation.

Compensation of Named Executive Officers

The following table provides certain information for the fiscal year ended March 31, 2005, concerning the compensation earned by our President.  The Company had no other executive officers during the year.

SUMMARY COMPENSATION TABLE

Name and then- Principal Position	Fiscal Year	Annual Compensation			Long-Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other ($)(1)	Restricted Stock Award(s) ($)	Securities Under-Lying Options/SARs (#)	LTIP Payouts ($)
Jay S. Stulberg, President	2005	0
	2004	0
	2003	0

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name (a)	Shares Acquired On Exercise (#) (b)	Value Realized (c)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable/ Unexercisable (d)	Value of Unexercised In-The-Money Options/SARs At FY-End ($) Exercisable/ Unexercisable (e)
Jay S. Stulberg		NIL	1,444,289/200,000	NIL

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

Item 11.          Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 31, 2005 by:

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

Beneficial Owner and Address	Total Shares Owned As of December 15, 2005	Percentage

Jay S. Stulberg, President and Chief Financial Officer 860 Denison Street, Unit 9 Markham, Ontario, :3R 4H1	2,977,289[1]	0.136%

SovCap Equity Partners C/o SovCap IMG 10 Glenlake Parkway, Suite 130 Atlanta, Georgia 30328	1,895,641,660[3]	86.508%

U.S. Capital Consultants 57 Union Place Suite 209 Summit, NJ 07901	200,000,000	9.127%

Executive Officers and Directors as a group, Including those named above (two persons)	2,977,289	0.136%

(1)	Number of shares includes the option to purchase 1,244,289 shares of common stock.
.
(3)
Number of shares includes 444,096,872 shares of common stock that SovCap has the right to receive pursuant to a previously submitted exercise of warrants but which it has agreed could be issued at a future date.  See Certain Relationships and Related Transactions - Transactions with SovCap.”

SovCap Equity Partners, Ltd. is a greater than 5% shareholder in our company.  As of December 26, 2005, SovCap Equity Partners, Ltd. holds 1,456,000,000 shares of common stock and its address is Cumberland House, #27 Cumberland Street, P.O. Box CB-13016, Nassau, New Providence, Bahamas and is directed by Barry Herman, its President.

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

Transactions with Global Tracker

During the year ended March 31, 2005, Tracker paid Global Tracker $30,000 for providing the consulting services of Jay Stulberg as our President.

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

3.3.1†††††	Amendment to Articles of Incorporation dated August 5, 2002

3.3.2†††††	Amendment to Articles of Incorporation dated December 24, 2002

3.2†	Bylaws

4.1†	Specimen Common Stock Certificate

9.1†	Agreement dated December 21, 1993 among 1046523 Ontario Limited, Gregg C. Johnson and Bruce Lewis

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

10.11†	Stock Option Agreement dated March 14, 1994 between The Tracker Corporation of America and Stalia Holdings B.V., as confirmed by letter dated June 22, 1994

10.19†	Assignment World-Wide dated May 12, 1994 from I. Bruce Lewis to the Tracker Corporation of America

10.37††	Modification Agreement dated May 27, 1997 between The Tracker Corporation of America, Saturn Investments, Inc., I. Bruce Lewis, Mark J. Gertzbein, and Jonathan B. Lewis

10.39†††	License Agreement dated as of July 30, 1998 between The Global Tracker Corporation and the Tracker Corporation of America

10.45††††	1994 Amended and Restated Stock Option Plan

23.1*	Consent of J. L. Stephan Co., P. C.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

____________________
*	Filed herewith.
†	Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-99686).
††	Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1997 (filed July 3, 1997).
†††	Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 31, 1998 (filed November 4, 1998).
††††	Incorporated by reference from the Registrant's Amended Quarterly Report on Form 10-QSB dated September 30, 1999 (filed January 11, 2000)
†††††	Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB dated June 30, 2004 (filed January 5, 2006)

Item 14.          Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years is $ 10,000.

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

Dated: January 4, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Jay Stulberg
            Jay Stulberg
             President (Principal Executive, Financial and Accounting Officer)

By:       /s/ Paul Hamm
            Paul Hamm
           Director

Dated: January 4, 2006

J L Stephan Co PC
Jerry L. Stephan, CPA
Certified Public Accountants	Marty Szasz, CPA
David Skibowski, Jr., CPA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Tracker Corporation of America

We have audited the accompanying balance sheets of The Tracker Corporation of America, as of March 31, 2005 and March 31, 2004, and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Tracker Corporation of America as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company discontinued active operations on December 15, 2001. The bridge financing arranged by Management through one of the Company’s secured creditors was cancelled after two months. Consequently Tracker had no choice but to cease all active business operations. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Traverse City, MI

December 23, 2005

THE TRACKER CORPORATION OF AMERICA

CONSOLIDATED BALANCE SHEET

Assets
	March 31,	March 31,
	2005	2004

Current assets
Cash on hand	$10,183	$30,554
Total current assets	10,183	30,554

Total assets	$10,183	$30,554

Liabilities & Shareholders' Deficit

Current liabilities
Accounts payable	$96,362	$199,851
Accrued liabilities	361,309	684,442
Due to related parties	169,859	169,859
Convertible bridge notes	438,500	503,500
Convertible debentures	167,724	497,599
Total current liabilities	1,233,754	2,055,250

Shareholders' deficiency
Common stock, $.001par value, 2,000,000,000 shares authorized, 1,891,872,407 (1,747,999,841 - March 31, 2004) shares issued and outstanding	1,891,872	1,748,000

Convertible senior preferred stock, $.001 par value, 6,500,000 shares authorized, NIL issued and outstanding

Class B voting common stock, $0.00000007 par value, 20,000,000 shares authorized, 606,730 (606,730 - March 31, 2003) issued and outstanding

Paid-in capital	19,275,070	18,882,840

Deficit	(22,390,513)	(22,655,536)

Total shareholders' deficit	(1,223,571)	(2,024,696)

Total liabilities and shareholders' deficit	$10,183	$30,554

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year
	ending March 31

	2005	2004

Revenue	$-	$-

General and Administrative Expenses
Consulting	(14,243)	47,019
Legal and audit	50,734	54,131
General and office	11,619	8,779

Total general and administrative costs	48,110	109,929

Other costs (income)

Net financing costs (income) on conversion of debt	(313,133)	262,574

Net profit (loss) applicable to common stock	$265,023	$(372,504)

Profit (Loss) per share of common stock

Net loss	$0.00	$(0.00)

Weighted average number of shares
outstanding	1,849,909,575	1,747,999,841

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA

CONSOLIDATED STATEMENT OF CASH FLOWS

	Period ended	Period ended
	March 31	March 31
	2005	2004

Cash flows from (used in) operating activities:
Net loss	$265,023	$(372,504)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation	-	-
Loss on debt conversion	(400,110)	-
Stock issued for services received	5,500	-
Compensation settled via the issuance of company shares	-	-
Changes in assets and liabilities:
Due to related parties	-	1,953
Accounts payable and accrued liabilities	49,216	274,382

Net cash used in operating activities	(80,371)	(96,168)

Cash flows from (used in) investing activities:
Repayment of loans to shareholders	-	-

Net cash from (used in) investing activities	-	-

Cash flows from (used in) financing activities:
Issuance of convertible bridge notes	60,000	108,500
Net cash from (used in) financing activities	60,000	108,500

Effect of exchange rate changes	-	-

Increase (decrease) in cash and cash equivalents during	(20,371)	12,332
the period

Cash and cash equivalents, beginning of period	30,554	18,222

Cash and cash equivalents, end of period	$10,183	$30,554

Supplemental schedule of noncash financing activities

The accompanying notes are an integral part of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

		SHARES		AMOUNTS
						Paid in
			Class B			Capital in		Deficit
	Preferred	Common	Common	Preferred	Common	Excess	Other	Accumulated
	Stock	Stock	Stock	Stock	Stock	of Par	Capital		Total

Balance as at March 31, 2002		96,746,804	606,730	$-	$96,747	$18,876,257	$-	$(23,042,466)	$(4,069,462)

Shares issued pursuant to S-8 for employees
and consultants (Cash - $Nil)		200,000,000			200,000	(190,030)			9,970

Shares issued on conversion of Bridge Notes (Note 7)		1,451,253,037			1,451,253	196,613			1,647,866

Net Profit (loss) from April 1, 2002 to March 31, 2003								759,434	759,434

Balance as at March 31, 2003		1,747,999,841	606,730	$-	$1,748,000	$18,882,840	$-	$(22,283,032)	$(1,652,192)

Net Profit (loss) from April 1, 2003 to March 31, 2004								$(372,504)	$(372,504)

Balance as at March 31, 2004		1,747,999,841	606,730	$-	$1,748,000	$18,882,840	$-	$(22,655,535)	$(2,024,695)

Shares issued on conversion of Bridge Notes (Note 8)		70,000,000			70,000	55,000			$125,000

Shares issued on conversion of Debentures(Note 9)		48,372,566			48,373	281,502			$329,875

Shares issued for legal and treasury expenses		25,500,000			25,500	55,727			$81,227

Net Profit (loss) from April 1, 2004 to March 31, 2005								$265,023	$265,023

Balance as at March 31, 2005		1,891,872,407	606,730	$-	$1,891,873	$19,275,070	$-	$(22,390,512)	$(1,223,570)

The accompanying notes are integral parts of these consolidated financial statements.

THE TRACKER CORPORATION OF AMERICA
Notes to Financial Statements

NOTE 1 - CESSATION OF OPERATIONS:

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

NOTE 3 - GOING CONCERN:

We have discontinued all active operations since December 2001. The likelihood that we will attain profitability depends on many factors, including our ability to negotiate acceptable settlements with our major creditors, including note holders, obtain adequate financing and generate sufficient revenues from a new business model. With the assistance of our majority stockholder, SovCap Equity Partners, Ltd we are currently working to restructure our balance sheet as discussed above and to either acquire one or more operating businesses or otherwise market the resulting public shell to interested parties, with the view towards merging it with a profitable operating business. The accompanying financial statements have been prepared assuming that we will continue as a going concern, although the report of our independent accountant as of and for the years ended March 31, 2003, March 31, 2004 and March 31, 2005, express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THE TRACKER CORPORATION OF AMERICA
Notes to Financial Statements

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

NOTE 5 - RECLASSIFICATIONS:

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. In fiscal 2004, all costs which were previously treated as losses from discontinued operations, were reclassified to General and administrative expenses and Net financing costs on conversion of debt.

THE TRACKER CORPORATION OF AMERICA
Notes to Financial Statements

NOTE 6 - DUE TO RELATED PARTIES:

Global Tracker Corporation has incurred expenses on behalf of the Company. The balance represents un-reimbursed portion of these expenses.

NOTE 7- ACCRUED LIABILITIES:

Accrued liabilities comprise the following:

	March 31,	March 31,
	2005	2004

Interest expense for convertible debentures and notes	$361,309	$674,442

NOTE 8 - BRIDGE NOTES:

We have outstanding at March 31, 2005 $438,500 in venture capital funding from off shore investors through the issuance of a promissory notes in the amount of $438,500.

Total interest incurred in the current year included in net financing costs is $63,124 and $139,072 for years ended March 31, 2005 and 2004 respectively.

Total interest forgiven due to conversion of debt to stock was $86,302 and NIL for years ended March 31, 2005 and 2004 respectively. Interest rates for these notes range from 8% to 60%.

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

NOTE 9 - CONVERTIBLE SUBORDINATED DEBENTURES:

We have outstanding at March 31, 2005 subordinated debentures in the amount of $167,724 ($ 465,790 as at March 31, 2004) bearing interest at 15% annually. Total interest incurred and included in net financing costs is $ 23,854 and $123,502 for year ended March 31, 2005 and 2004 respectively. At March 31, 2005, we were in default under the terms of these agreements.

THE TRACKER CORPORATION OF AMERICA
Notes to Financial Statements

Total interest forgiven in the current year due to conversion of debt to stock is $313,809 and NIL for years ended March 31, 2005 and 2004 respectively.

NOTE 10 - CAPITAL STOCK:

(i)	The Class B voting common stock was held in trust pursuant to the terms of an exchange agency and voting trust agreement with holders of exchangeable preference shares in the Canadian subsidiary.

We have issued the following options and warrants:

(ii)	2,200,000 options were issued in December 1999 vesting proportionately over three years, to management. Exercise rights extend for ten years from date of vesting.

Grant date fair value is based on the average market price for the five days preceding the grant date.

	For year ended March 31, 2005	Exercise Price	For year ended March 31, 2004	Exercise Price
Warrants (Common Stock ):
Opening	1,750,000	N/A	1,750,000	N/A
Issued during the period			0
Exercised during the period	0		0
Expired during the period	0		0
Closing	1,750,000		1,750,000

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

THE TRACKER CORPORATION OF AMERICA
Notes to Financial Statements

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

(xiii)
During the year ended March 31, 2005, the Company issued 25,500,000 shares of common stock amounting to $25,500 to our lawyers and consultants to retire existing accounts payable and in lieu of services.

(xiv)
During the year ended March 31, 2005 ACB Limited exchanged $75,000 of their Bridge Notes for 25,000,000 shares of common stock. The fair value of the stock on the date of conversion was $25,000. Tracker recognized a gain on conversion of debt to stock of $86,302.

(xv)
During the year ended March 31, 2005 EIG Capital Investments LTD exchanged $50,000 of their Bridge Notes for 45,000,000 shares of common stock. The fair value of the stock on the date of conversion was $45,000.

(xvi)
During the year ended March 31, 2005 several convertible debenture holders exchanged $329,875 of their debentures for 48,372,566 shares of common stock. The fair value of the stock on the date of conversion was $48,373. Tracker recognized a gain on conversion of debt to stock of $313,809.

THE TRACKER CORPORATION OF AMERICA
Notes to Financial Statements

NOTE 11 - CONTINGENCIES:

Management is finalizing negotiations of stock issuance for convertible debentures. Some stock issued is held in escrow pending final resolution. Management has determined any additional amounts required to resolve negotiations will not be material to these financial statements and no contingent liability has been established.

NOTE 12 - RELATED PARTY TRANSACTIONS:

Prior to the date of incorporation (May 6, 1993), the founder and other key members of management received 5,089,286 exchangeable preference shares in consideration for the assignment of international patents covering the Tracker Canada system and as inducements to join us, respectively. No value has been assigned to these shares.

Included in expenses are consulting and management fees paid totaling, in the aggregate, $ 6,000 for the year ended March 31, 2005 and $9,780 for the year ended March 31, 2004.

NOTE 13 - INCOME TAXES:

The estimated deferred tax asset of $5,836,000 and $5,918,000, representing benefit for the income tax effects of the accumulated losses for the period from inception (May 6, 1993) to March 31, 2005 and March 31, 2004 respectively, has not been recognized due to the uncertainty of future realization of such benefits. Estimated net operating losses aggregating $15,516,000 ($15,781,000 as at March 31,2004) expire starting in 2009; the benefit of these losses has not been reflected in these consolidated financial statements.

	March 31,	March 31,
	2005	2004
Deferred tax liabilities	$0	$0
Deferred tax assets
Net operating losses	5,836,000	5,918,000
	5,836,000	5,918,000
Valuation allowance	(5,836,000)	(5,918,000)
	$0	$0

The valuation allowance did decrease by $82,000 during the year.
Tracker is not current in its income tax filings, but anticipates no liabilities for those years.

THE TRACKER CORPORATION OF AMERICA
Notes to Financial Statements

NOTE 14 - SUBSEQUENT EVENTS

It is currently contemplated that, Tracker will seek to effect certain transactions, including without limitation a reverse stock split of the Common Stock (in a yet to be determined amount) and a merger or acquisition with an operating business; however, no business has yet been identified.